Form 10-Q
period 1999-03-31
EL PASO ENERGY CORP/DE
filed 1999-05-13
CIK 1066107

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-14365

                             ---------------------

                           EL PASO ENERGY CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      76-0568816
         (State or Other Jurisdiction                         (I.R.S. Employer
      of Incorporation or Organization)                     Identification No.)
           EL PASO ENERGY BUILDING
            1001 LOUISIANA STREET                                  77002
                HOUSTON, TEXAS                                   (Zip Code)
   (Address of Principal Executive Offices)

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

     Common Stock, par value $3.00 per share. Shares outstanding on May 10, 1999: 121,491,576

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    GLOSSARY

     The following abbreviations, acronyms, or defined terms used in this Form 10-Q are defined below:

                                           DEFINITIONS
                                           -----------
ALJ...................  Administrative Law Judge
Company...............  El Paso Energy Corporation and its subsidiaries
Court of Appeals......  United States Court of Appeals for the District of Columbia Circuit
EBIT..................  Earnings before interest expense and income taxes, excluding affiliated interest income
Edison................  Southern California Edison Company
EPA...................  United States Environmental Protection Agency
EPEC..................  El Paso Energy Corporation, unless the context otherwise requires
EPFS..................  El Paso Field Services Company, a wholly owned subsidiary of El Paso
                        Tennessee Pipeline Co.
EPNG..................  El Paso Natural Gas Company, a wholly owned subsidiary of El Paso Energy
                        Corporation
EPTPC.................  El Paso Tennessee Pipeline Co., a direct subsidiary of El Paso Energy
                        Corporation
FERC..................  Federal Energy Regulatory Commission
GSR...................  Gas supply realignment
PCB(s)................  Polychlorinated biphenyl(s)
PLN...................  Perusahaan Listrik Negara, the Indonesian government-owned electric utility
PRP(s)................  Potentially responsible party(ies)
TGP...................  Tennessee Gas Pipeline Company, a wholly owned subsidiary of El Paso
                        Tennessee Pipeline Co.
TransAmerican.........  TransAmerican Natural Gas Corporation

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           EL PASO ENERGY CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                 FIRST QUARTER
                                                                ENDED MARCH 31,
                                                              -------------------
                                                               1999        1998
                                                              -------     -------
Operating revenues..........................................  $ 1,494     $ 1,619
                                                              -------     -------
Operating expenses
  Cost of gas and other products............................    1,068       1,209
  Operation and maintenance.................................      183         180
  Depreciation, depletion, and amortization.................       71          65
  Taxes, other than income taxes............................       27          24
                                                              -------     -------
                                                                1,349       1,478
                                                              -------     -------
Operating income............................................      145         141
                                                              -------     -------
Other (income) and expense
  Interest and debt expense.................................       73          64
  Other -- net..............................................      (45)        (22)
                                                              -------     -------
                                                                   28          42
                                                              -------     -------
Income before income taxes, minority interest, and
  cumulative effect of accounting change....................      117          99
Income tax expense..........................................       40          35
Minority interest
  Preferred stock dividend requirement of subsidiary........        6           6
                                                              -------     -------
Income before cumulative effect of accounting change........       71          58
Cumulative effect of accounting change, net of income tax...      (13)         --
                                                              -------     -------
Net income..................................................  $    58     $    58
                                                              =======     =======
Comprehensive income........................................  $    49     $    57
                                                              =======     =======
Basic earnings per common share
  Income before cumulative effect of accounting change......  $  0.62     $  0.50
  Cumulative effect of accounting change, net of income
     tax....................................................    (0.12)         --
                                                              -------     -------
  Net income................................................  $  0.50     $  0.50
                                                              =======     =======
Diluted earnings per common share
  Income before cumulative effect of accounting change......  $  0.58     $  0.48
  Cumulative effect of accounting change, net of income
     tax....................................................    (0.10)         --
                                                              -------     -------
  Net income................................................  $  0.48     $  0.48
                                                              =======     =======
Basic average common shares outstanding.....................    116.0       115.9
                                                              =======     =======
Diluted average common shares outstanding...................    127.8       121.7
                                                              =======     =======
Dividends declared per common share.........................  $  0.20     $  0.19
                                                              =======     =======

              The accompanying Notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                           EL PASO ENERGY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets
  Cash and temporary investments............................    $    90        $    90
  Accounts and notes receivable, net........................        780            733
  Materials and supplies....................................         48             49
  Other.....................................................        305            337
                                                                -------        -------
          Total current assets..............................      1,223          1,209
Property, plant, and equipment, net.........................      7,191          7,220
Investments in unconsolidated affiliates....................        973            600
Other.......................................................      1,079          1,009
                                                                -------        -------
          Total assets......................................    $10,466        $10,038
                                                                =======        =======

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable..........................................    $   599        $   724
  Short-term borrowings (including current maturities of
     long-term debt)........................................        736            812
  Other.....................................................        600            595
                                                                -------        -------
          Total current liabilities.........................      1,935          2,131
                                                                -------        -------
Long-term debt, less current maturities.....................      3,082          2,552
                                                                -------        -------
Deferred income taxes.......................................      1,589          1,564
                                                                -------        -------
Other.......................................................      1,008            993
                                                                -------        -------
Commitments and contingencies (See Note 4)
Company-obligated mandatorily redeemable convertible
  preferred securities of El Paso Energy Capital Trust I....        325            325
                                                                -------        -------
Minority interest
  Preferred stock of subsidiary.............................        300            300
                                                                -------        -------
  Other minority interest...................................         65             65
                                                                -------        -------
Stockholders' equity
  Common stock, par value $3 per share; authorized
     275,000,000 shares; issued 125,529,432 and 124,434,110
     shares, respectively...................................        377            373
  Additional paid-in capital................................      1,465          1,436
  Retained earnings.........................................        494            460
  Accumulated comprehensive income..........................        (23)           (14)
  Treasury stock (at cost) 4,233,028 and 4,149,099 shares,
            respectively....................................        (92)           (90)
  Deferred compensation.....................................        (59)           (57)
                                                                -------        -------
          Total stockholders' equity........................      2,162          2,108
                                                                -------        -------
          Total liabilities and stockholders' equity........    $10,466        $10,038
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

                           EL PASO ENERGY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              FIRST QUARTER
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              1999     1998
                                                              -----    -----
Cash flows from operating activities
  Net income................................................  $  58    $  58
  Adjustments to reconcile net income to net cash provided
     by operating activities
     Depreciation, depletion, and amortization..............     71       65
     Deferred income taxes..................................     23       24
     Undistributed earnings in equity investees.............    (11)      (4)
     Cumulative effect of accounting change, net of income
      tax...................................................     13       --
     Other..................................................     --       (2)
  Working capital changes, net of the effect of
     acquisitions...........................................     30      (54)
  Other.....................................................    (53)      23
                                                              -----    -----
          Net cash provided by operating activities.........    131      110
                                                              -----    -----
Cash flows from investing activities
  Capital expenditures......................................    (39)     (47)
  Investment in joint ventures and equity investees.........   (443)    (278)
  Acquisition of EnCap Investments L.C......................    (36)      --
  Restricted cash deposited in escrow related to equity
     investee...............................................    (53)      --
  Other.....................................................      4        7
                                                              -----    -----
          Net cash used in investing activities.............   (567)    (318)
                                                              -----    -----
Cash flows from financing activities
  Net commercial paper borrowings (repayments)..............    354      (72)
  Revolving credit borrowings...............................    220       --
  Revolving credit repayments...............................   (150)     (45)
  Long-term debt retirements................................    (21)     (21)
  Net proceeds from preferred securities of El
     Paso Energy Capital Trust I issuance...................     --      317
  Net proceeds from long-term note payable..................     53       --
  Dividends paid on common stock............................    (23)     (22)
  Other.....................................................      3        8
                                                              -----    -----
          Net cash provided by financing activities.........    436      165
                                                              -----    -----
Decrease in cash and temporary investments..................     --      (43)
Cash and temporary investments
          Beginning of period...............................     90      116
                                                              -----    -----
          End of period.....................................  $  90    $  73
                                                              =====    =====

              The accompanying Notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                           EL PASO ENERGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The 1998 Annual Report on Form 10-K for the Company includes a summary of significant accounting policies and other disclosures and should be read in conjunction with this Quarterly Report on Form 10-Q. The condensed consolidated financial statements at March 31, 1999, and for the quarters ended March 31, 1999, and 1998, are unaudited. The condensed balance sheet at December 31, 1998, is derived from audited financial statements. These financial statements do not include all disclosures required by generally accepted accounting principles. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year due to the seasonal nature of the Company's businesses. Financial statements for the previous periods include certain reclassifications which were made to conform to current presentation. Such reclassifications have no effect on reported net income or stockholders' equity.

  Cumulative Effect of Accounting Change

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. The statement defines start-up activities and requires start-up and organization costs be expensed as incurred. In addition, it requires that any such cost that exists on the balance sheet be expensed upon adoption of this pronouncement. The Company adopted this pronouncement effective January 1, 1999, and reported a charge of $13 million, net of income taxes, in the first quarter of 1999 as a cumulative effect of a change in accounting principle.

2. MERGER WITH SONAT INC.

     In March 1999, the Company entered into a merger agreement with Sonat Inc. See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Recent Developments for a further discussion.

3. ACQUISITIONS

     In February 1999, the Company acquired a 51 percent ownership interest in East Asia Power Resources Corporation ("EAPRC"), a publicly traded company in the Philippines, for approximately $70 million. Since the Company's majority ownership is expected to be temporary, the investment is accounted for under the equity method of accounting. EAPRC owns and operates three power generation facilities in the Philippines and owns an interest in one power generation facility in China, with a total generating capacity of 289 megawatts. Electric power generated by the facilities is supplied to a diversified base of customers including National Power Corporation, the state-owned utility, private distribution companies and industrial users.

     In March 1999, El Paso Power Holding Company purchased a 50 percent ownership interest in CE Generation LLC. The investment of approximately $254 million is accounted for under the equity method of accounting. CE Generation LLC owns four natural gas-fired cogeneration projects in New York, Pennsylvania, Texas and Arizona and eight geothermal facilities near the Imperial Valley in southern California, which are qualifying facilities under the Public Utility Regulatory Policy Act. In addition, two additional geothermal facilities are currently under construction in southern California. Collectively, the 14 power projects will have a combined electric generating capacity of approximately 900 megawatts.

     In March 1999, EPFS acquired EnCap Investments L.C. ("EnCap"), a Texas limited liability company, for $52 million, net of cash acquired. The purchase price included $17 million in Company common stock, of which $7 million is issuable upon the occurrence of certain events. The acquisition was accounted for as a purchase. EnCap is an institutional funds management firm specializing in financing independent oil and gas producers. EnCap manages three separate institutional oil and gas investment funds in the U.S., and serves as investment advisor to Energy Capital Investment Company PLC, a publicly traded investment company in the United Kingdom.

     In March 1999, the Company increased its ownership interest from 30 percent to 40 percent in the Samalayuca Power project for approximately $22 million. In addition, the Company made a $48 million equity contribution replacing equity financing which was established in the second quarter of 1996.

4. COMMITMENTS AND CONTINGENCIES

  Indonesia

     The Company owns a 47.5 percent ownership interest in a power generating plant in Sengkang, South Sulawesi, Indonesia. Under the terms of the project's power purchase agreement, PLN purchases power from the Company in Indonesian rupiah indexed to the U.S. dollar at the date of payment. Due to the devaluation of the rupiah, the cost of power to PLN has significantly increased. PLN is currently unable to pass this increase in cost on to its customers without creating further political instability. PLN has requested financial aid from the Minister of Finance to help ease the effects of the devaluation. PLN has been paying the Company in rupiah indexed to the U.S. dollar at the rate in effect prior to the rupiah devaluation, with a commitment to pay the balance when financial aid is received. The difference between the current and prior exchange rate has resulted in an outstanding balance due from PLN of $12 million at March 31, 1999. Recently, the Company met and discussed its situation and concerns with the World Bank, the International Monetary Fund, the Overseas Private Investment Corporation, and the U.S. Treasury Department in an attempt to achieve a resolution through the Indonesian Minister of Finance. The Company met with PLN in April 1999 to discuss payments in arrears and the terms of a contract rationalization process proposed by PLN. The Company informed PLN that all payments in arrears must first be received as a prerequisite to any further discussions on contract rationalization. The Company continues to meet with PLN on a regular basis to resolve the payment in arrears issue but has been unsuccessful to date. The Company cannot predict with certainty the outcome of such discussions. The total investment in the Sengkang project was approximately $26 million at March 31, 1999. Additionally, the Company has provided specific recourse guarantees of up to $6 million for loans from the project lenders. All other project debt is non-recourse. The Company has political risk insurance on the Sengkang project. The Company believes the current economic difficulties in Indonesia will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Brazil

     The Company owns 100 percent of a 250 megawatt power generating plant in Manaus, Brazil. Power from the plant is currently sold under a four-year contract to a subsidiary of Centrais Electricas do Norte do Brasil, S.A., ("Electronorte"), denominated in Brazilian real. In January 1999, the real was devalued. Under a provision in the contract, the Company is entitled to recover a substantial portion of any devaluation. In April 1999, the contract with Electronorte was amended to extend the term from four to six years. The Company believes the current economic difficulties in Brazil will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     The contract for the Manaus power project provides for delay damages to be paid to Electronorte if the specified construction schedule is not met. Completion of the project was delayed beyond the originally scheduled completion dates provided in the contract, and such delays have resulted in claims by Electronorte for delay damages. The Company believes that any delay damages for which it may ultimately be responsible will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Rates and Regulatory Matters

     In July 1998, FERC issued a Notice of Proposed Rulemaking ("NOPR") in which it sought comments on a wide range of initiatives to change the manner in which short-term (less than one year) transportation markets are regulated. Among other things, the NOPR proposes the following: (i) removing the price cap for the short-term capacity market; (ii) establishing procedures to make pipeline and shipper-owned capacity comparable; (iii) auctioning all available short-term pipeline capacity on a daily basis with the pipeline unable to set a reserve price above variable costs; (iv) changing policies or pipeline penalties, nomination procedures and services; (v) increasing pipeline reporting requirements; (vi) permitting the negotiation of terms and conditions of service; and (vii) potentially modifying the procedures for certificating new pipeline construction. Also in July 1998, FERC issued a Notice of Inquiry ("NOI") seeking comments on FERC's policy for pricing long-term capacity. The Company provided comments on the NOPR and NOI in April 1999. It is not known when FERC will act on the NOPR and NOI.

     TGP -- In February 1997, TGP filed a settlement with FERC of all issues related to the recovery of its GSR and other transition costs and related proceedings (the "GSR Stipulation and Agreement"). In April 1997, FERC approved the settlement. Under the terms of the GSR Stipulation and Agreement, TGP is entitled to collect up to $770 million from its customers, $693 million through a demand surcharge and $77 million through an interruptible transportation surcharge. As of March 31, 1999, the demand portion had been fully collected and $43 million of the interruptible transportation portion had been collected. There is no time limit for collection of the interruptible transportation surcharge portion. The terms of the GSR Stipulation and Agreement also provide for a rate case moratorium through November 2000 (subject to certain limited exceptions) and an escalating rate cap, indexed to inflation, through October 2005, for certain of TGP's customers. In accordance with the terms of the GSR Stipulation and Agreement, TGP filed a GSR Reconciliation Report with FERC on March 31, 1999. Upon approval of this report, TGP will refund approximately $14 million to its firm customers, which represents the amount collected in excess of the $693 million recovered through the demand surcharge. TGP will also be required to refund to firm customers amounts collected in excess of each firm customer's share of the final transition costs based on the final GSR Reconciliation Report which will be filed on March 31, 2001. Any future refund is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

     All cost of service issues related to TGP's 1991 general rate proceeding were resolved pursuant to a settlement agreement approved by FERC in an order which now has become final. However, cost allocation and rate design issues remained unresolved. In July 1996, following an ALJ's decision on these cost and design issues, FERC ruled on certain issues but remanded to the ALJ the issue of the proper allocation of TGP's New England lateral costs. In July 1997, FERC issued an order denying rehearing of its July 1996 order but clarifying that, among other things, although the ultimate resolution as to the proper allocation of costs would be applied retroactively to July 1, 1995, the cost of service settlement does not allow TGP to recover from other customers any amounts that TGP may ultimately be required to refund. In February 1999, petitions for review of the July 1996 and July 1997 FERC orders were denied by the Court of Appeals. In the remand proceeding, the ALJ issued his decision on the proper allocation of the New England lateral costs in December 1997. That decision adopts a methodology that economically approximates the one currently used by TGP. In October 1998, FERC issued an order affirming the ALJ's decision and, in April 1999, FERC denied requests for rehearing of the October 1998 order.

     TGP has filed cash out reports for the period September 1993 through August 1998. TGP's filings showed a cumulative loss through August of 1998 of $3 million. The reports, as well as the accounting for customer imbalances, were previously challenged by TGP's customers. In April 1999, FERC approved a settlement that resolved outstanding FERC proceedings relating to the filed cashout reports, subject to rehearing. The settlement provides a new mechanism for accounting for TGP's cash out program.

     Substantially all of the revenues of TGP are generated under long-term gas transmission contracts. Contracts representing approximately 70 percent of TGP's firm transportation capacity will expire by

November 2000. Although TGP cannot predict how much capacity will be resubscribed, a majority of the expiring contracts cover service to northeastern markets, where there is currently little excess capacity. Several projects, however, have been proposed to deliver incremental volumes to these markets. Although TGP is actively pursuing the renegotiation, extension and/or replacement of these contracts, there can be no assurance as to whether TGP will be able to extend or replace these contracts (or a substantial portion thereof) or that the terms of any renegotiated contracts will be as favorable to TGP as the existing contracts.

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

     Edison filed with the Court of Appeals a petition for review of FERC's April 1997 and July 1997 orders, in which it challenged the propriety of FERC's approving the settlement over Edison's objections to the settlement as a customer of Southern California Gas Company. In December 1998, the Court of Appeals issued its decision vacating and remanding FERC's order. In April 1999, FERC issued an order requiring the parties to submit briefs setting forth their positions as to whether FERC can approve the settlement over Edison's continuing objections. EPNG cannot predict the outcome with certainty, but it believes that FERC will ultimately approve the settlement.

     The rate settlement establishes, among other things, base rates through December 31, 2005. Such rates escalate annually beginning in 1998. In addition, the settlement provides for settling customers to (i) pay $295 million (including interest) as a risk sharing obligation, which approximates 35 percent of anticipated revenue shortfalls over an 8 year period, resulting from certain contract reductions and expirations identified in the settlement, (ii) receive 35 percent of additional revenues received by EPNG, above a threshold, for the same eight-year period, and (iii) have the base rates increase or decrease if certain changes in laws or regulations result in increased or decreased costs in excess of $10 million a year. Through March 31, 1999, approximately $231 million of the risk sharing obligation had been paid, and the remaining balance of $64 million will be collected by the end of 2003. At March 31, 1999, the balance of the unearned risk sharing revenue was $215 million. This amount will be recognized ratably through the year 2003.

     In addition to other arrangements to offset the effects of the reduction in firm capacity commitments referred to above, EPNG entered into three contracts with Dynegy Inc. ("Dynegy") for the sale of substantially all of its turned back firm capacity available to California as of January 1, 1998, (approximately 1.3 billion cubic feet) for a two-year period beginning January 1, 1998, at rates negotiated pursuant to EPNG's tariff provisions and FERC policies. EPNG realized $11 million in revenue in the first quarter of 1999 and anticipates realizing at least $32 million in revenues during the remainder of 1999. Such revenue is subject to the revenue sharing provisions of the rate settlement. The contracts have a transport-or-pay provision requiring Dynegy to pay a minimum charge equal to the reservation component of the contractual charge on at least 72 percent of the contracted volumes each month in 1999. In the third quarter of 1999, EPNG intends to remarket this capacity pursuant to EPNG's tariff provisions and FERC regulations, subject to Dynegy's right of first refusal.

     In December 1997, EPNG filed to implement several negotiated rate contracts, including those with Dynegy. In a protest to this filing, three shippers (producers/marketers) requested that FERC require EPNG to eliminate certain provisions from the Dynegy contracts, to publicly disclose and repost the contracts for competitive bidding, and to suspend their effectiveness. In an order issued in January 1998, FERC rejected several of the arguments made in the protest and allowed the contracts to become effective as of January 1, 1998, subject to refund, and subject to the outcome of a technical conference, which was held in March 1998. In June 1998, FERC issued an order rejecting the protests to the Dynegy contracts, but required EPNG to file modifications with FERC to the contracts clarifying the credits under the reservation reduction mechanism and the recall rights of certain capacity. In addition, EPNG agreed to separately post capacity covered by the Dynegy contracts which becomes available in the future. Several parties have protested EPNG's compliance filing and/or requested rehearing of FERC's June 1998 order. In June 1998, EPNG filed a letter agreement in compliance with the June 1998 FERC order. In September 1998, FERC issued an order accepting the letter agreement subject to EPNG making additional modifications. The additional modifications to the letter agreement required further clarification of credits available to Dynegy under the reservation reduction mechanism and the recall rights of certain capacity. In October 1998, EPNG filed a revised letter agreement with FERC and requested rehearing of the September 1998 order. The issue is pending before FERC.

     Under the revenue sharing provisions of its rate case settlement, EPNG was obligated to return approximately $12 million of non-traditional fixed cost revenues earned in 1998 to certain customers. This amount was credited to those customers' transportation invoices between October 1998 and March 1999. EPNG continues to reserve for the revenue sharing provisions. At March 31, 1999, EPNG had a reserve of $4 million for additional amounts, which are expected to be credited to customer accounts during the period September 1999 through March 2000.

     In a November 1997 order, FERC reversed its previous decision and found that EPNG's Chaco Station should be functionalized as a gathering, not transmission, facility and should be transferred to EPFS.
In accordance with the FERC orders, the Chaco Station was transferred to EPFS in April 1998. EPNG and two other parties filed petitions for review with the Court of Appeals. EPNG and others contested FERC's functionalization ruling and other parties contested FERC's determination of the impact of the functionalization ruling on the treatment of the Chaco Station costs in the rate settlement. The matter has been briefed and will be argued in September 1999.

     TGP and EPNG, as interstate pipelines, are subject to FERC audits of their books and records. EPNG currently has an open audit covering the years 1990 through 1995. FERC is expected to issue its final audit report in 1999. As part of an industry-wide initiative, both EPNG's and TGP's property retirements are currently under review by the FERC audit staff.

     As the aforementioned rate and regulatory matters are fully and unconditionally resolved, the Company may either recognize an additional refund obligation or a non-cash benefit to finalize previously estimated liabilities. Management believes the ultimate resolution of these matters, which are in various stages of finalization, will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Legal Proceedings

     In November 1993, TransAmerican filed a complaint in a Texas state court, TransAmerican Natural Gas Corporation v. El Paso Natural Gas Company, et al., alleging fraud, tortious interference with contractual relationships, negligent misrepresentation, economic duress, civil conspiracy, and violation of state antitrust laws arising from a settlement agreement entered into by EPNG, TransAmerican Natural Gas Corporation ("TransAmerican"), and others in 1990 to settle litigation then pending and other potential claims. The complaint, as amended, seeks actual damages of $1.5 billion and exemplary damages of $6 billion. EPNG is defending the matter in the State District Court of Dallas County, Texas. In April 1996, a former employee of TransAmerican filed a related case in Harris County, Texas, Vickroy E. Stone v. Godwin & Carlton, P.C., et al. (including EPNG), seeking indemnification and other damages in unspecified amounts relating to litigation consulting work allegedly performed for various entities, including EPNG, in cases involving TransAmerican. EPNG filed a motion for summary judgment in the TransAmerican case arguing that plaintiff's claims are barred by a prior release executed by TransAmerican, by statues of limitations, and by the final court judgment ending the original litigation in 1990. Following a hearing in January 1998, the court granted summary judgment in EPNG's favor on TransAmerican's claims based on economic duress and negligent misrepresentation, but denied the motion as to the remaining claims. In March 1999, the Court ruled in EPNG's favor, denying TransAmerican's summary judgment motion which sought to dismiss EPNG's counterclaims. In April 1999, EPNG filed a motion for partial summary judgment as to
TransAmerican's claims of fraud, tortious interference and civil conspiracy. That motion is currently set for hearing in June 1999. The TransAmerican trial is set to commence in September 1999. In February 1998, EPNG filed a motion for summary judgment in the Stone litigation arguing that all claims are baseless, barred by statutes of limitations, subject to executed releases, or have been assigned to TransAmerican. In June 1998, the court granted EPNG's motion in its entirety and dismissed all the remaining claims in the Stone litigation. In August 1998, the court denied Stone's motion for a new trial seeking reconsideration of that ruling. Stone has appealed the court's ruling to the Texas Court of Appeals in Houston, Texas. Based on information available at this time, management believes that the claims asserted against it in both cases have no factual or legal basis and that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

     A number of subsidiaries of EPEC, both wholly and partially owned, have been named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the false claims act. Generally, the complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Indian lands, thereby depriving the U.S. Government of royalties. In April 1999, the U.S. Government filed a notice that it does not intend to intervene in these actions. The Company believes the complaint to be without merit.

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

  Environmental

     The Company is subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 1999, the Company had reserves of approximately $252 million for expected environmental costs.

     In addition, the Company estimates that its subsidiaries will make capital expenditures for environmental matters of approximately $6 million for the remainder of 1999. Capital expenditures are expected to range from approximately $84 million to $109 million in the aggregate for the years 2000 through 2007. These expenditures primarily relate to compliance with air regulations and, to a lesser extent, control of water discharges.

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

     In May 1995, following negotiations with its customers, TGP filed with FERC a Stipulation and Agreement (the "Environmental Stipulation") that establishes a mechanism for recovering a substantial portion of the environmental costs identified in the internal project. The Environmental Stipulation was effective July 1, 1995. As of March 31, 1999, all amounts have been collected under the Environmental Stipulation. Refunds may be required to the extent actual eligible expenditures are less than estimated eligible expenditures used to determine amounts to be collected under the Environmental Stipulation.

     The Company and certain of its subsidiaries have been designated, have received notice that they could be designated, or have been asked for information to determine whether they could be designated as a PRP with respect to 32 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or state equivalents. The Company has sought to resolve its liability as a PRP with respect to these Superfund sites through indemnification by third parties and/or settlements which provide for payment of the Company's allocable share of remediation costs. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases the Company has asserted a defense to any liability, the Company's estimate of its share of remediation costs could change. Moreover, liability under the federal Superfund statute is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs has been considered, where appropriate, in its determination of its estimated liability as described herein. The Company presently believes that the costs associated with the current status of such other entities as PRPs at the Superfund sites referenced above will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

     It is possible that new information or future developments could require the Company to reassess its potential exposure related to environmental matters. The Company may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from current or discontinued operations, could result in substantial costs and liabilities in the future. As such information becomes available, or other relevant developments occur, related accrual amounts will be adjusted accordingly. While there are still uncertainties relating to the ultimate costs which may be incurred, based upon the Company's evaluation and experience to date, the Company believes the recorded reserve is adequate.

     For a further discussion of other environmental matters, see Legal Proceedings above.

     Other than the items discussed above, management is not aware of any other commitments or contingent liabilities which would have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

5. SEGMENT INFORMATION

                                                                       SEGMENTS
                                                         FOR THE QUARTER ENDED MARCH 31, 1999
                                         --------------------------------------------------------------------
                                         TENNESSEE   EL PASO   EL PASO     EL PASO       EL PASO
                                            GAS      NATURAL    FIELD      ENERGY        ENERGY
                                         PIPELINE      GAS     SERVICES   MARKETING   INTERNATIONAL    TOTAL
                                         ---------   -------   --------   ---------   -------------   -------
                                                                    (IN MILLIONS)
Revenues from external customers.......   $   201    $  118      $ 74      $1,084         $ 17        $ 1,494
Intersegment revenues..................         7        --        17           2           --             26
Operating income (loss)................       103        56        10           5          (16)           158
EBIT...................................       113        56        16           8            3            196
Segment assets.........................     4,887     1,728     1,459         968        1,029         10,071

                                                                       SEGMENTS
                                                         FOR THE QUARTER ENDED MARCH 31, 1998
                                          -------------------------------------------------------------------
                                          TENNESSEE   EL PASO   EL PASO     EL PASO       EL PASO
                                             GAS      NATURAL    FIELD      ENERGY        ENERGY
                                          PIPELINE      GAS     SERVICES   MARKETING   INTERNATIONAL   TOTAL
                                          ---------   -------   --------   ---------   -------------   ------
                                                                     (IN MILLIONS)
Revenues from external customers........   $  203     $  114      $ 59      $1,227         $ 12        $1,615
Intersegment revenues...................        9          1         9           4           --            23
Operating income (loss).................       94         52        20          --           (7)          159
EBIT....................................       98         52        24          --            2           176
Segment assets..........................    5,137      1,757       916         536          653         8,999

     The reconciliations of EBIT to income before income taxes, minority interest, and cumulative effect of accounting change are presented below for the quarters ended March 31:

                                                              1999     1998
                                                              -----    -----
                                                              (IN MILLIONS)
Total EBIT for reportable segments..........................  $196     $176
Corporate expenses, net.....................................    (6)     (13)
Interest and debt expense...................................   (73)     (64)
                                                              ----     ----
Income before income taxes, minority interest, and
  cumulative effect of accounting change....................  $117     $ 99
                                                              ====     ====

6. FINANCING TRANSACTIONS

     In February 1999, DeepTech International, Inc. retired its 11% senior promissory notes due 2000 in the amount of $16 million.

     The average interest rate of short-term borrowings was 5.1% and 5.8% at March 31, 1999 and December 31, 1998, respectively. The Company had short-term borrowings, including current maturities of long-term debt, at March 31, 1999, and December 31, 1998, as follows:

                                                              1999     1998
                                                              -----    ----
                                                              (IN MILLIONS)
EPEC revolving credit facility..............................  $ 350    $350
Commercial paper............................................    694     340
Other credit facilities.....................................    130      60
Current maturities of long-term debt........................     62      62
Less amount reclassified as long-term debt..................   (500)     --
                                                              -----    ----
                                                              $ 736    $812
                                                              =====    ====

     In May 1999, EPEC issued $500 million aggregate principal amount of 6.75% Senior Notes due 2009. Proceeds of approximately $496 million, net of issuance costs, were used to repay approximately $350 million of outstanding debt under EPEC's revolving credit facility and the remainder was used to repay commercial paper. As a result of this transaction, $500 million of short-term borrowings has been reclassified and reflected as long-term debt at March 31, 1999.

7. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at March 31, 1999, and December 31, 1998, consisted of the following:

                                                               1999      1998
                                                              ------    ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost.....................  $6,336    $6,285
Less accumulated depreciation and depletion.................   1,619     1,546
                                                              ------    ------
                                                               4,717     4,739
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................   2,474     2,481
                                                              ------    ------
Total property, plant, and equipment, net...................  $7,191    $7,220
                                                              ======    ======

     Current FERC policy does not permit the Company to recover amounts in excess of original cost allocated in purchase accounting to its regulated operations through rates.

8. EARNINGS PER SHARE

     The computation of basic and diluted earnings per common share amounts are presented below for the quarters ended March 31.

                                                                 1999                      1998
                                                         ---------------------     ---------------------
                                                          BASIC       DILUTED       BASIC       DILUTED
                                                         --------    ---------     -------     ---------
                                                         (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)
Income before cumulative effect of accounting change...   $   71       $   71       $  58        $  58
  Interest on trust preferred securities...............       --            3          --           --
                                                          ------       ------       -----        -----
  Adjusted income before cumulative effect of
     accounting change.................................       71           74          58           58
  Cumulative effect of accounting change, net of income
     tax...............................................      (13)         (13)         --           --
                                                          ------       ------       -----        -----
Net income.............................................   $   58       $   61       $  58        $  58
                                                          ======       ======       =====        =====
Average common shares outstanding......................      116          116         116          116
Effect of diluted securities
  Restricted stock.....................................       --            2          --            2
  Stock options........................................       --            2          --            3
  Trust preferred securities...........................       --            8          --            1
                                                          ------       ------       -----        -----
Adjusted average common shares outstanding.............      116          128         116          122
                                                          ======       ======       =====        =====
Earnings per common share
  Adjusted income before cumulative effect of
     accounting change.................................   $ 0.62       $ 0.58       $0.50        $0.48
  Cumulative effect of accounting change, net of income
     tax...............................................    (0.12)       (0.10)         --           --
                                                          ------       ------       -----        -----
  Net income...........................................   $ 0.50       $ 0.48       $0.50        $0.48
                                                          ======       ======       =====        =====

9. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Derivative Instruments and Hedging Activities

     In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This pronouncement requires that an entity classify all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The standard is effective for all quarters in fiscal years beginning after June 15, 1999. The Company is currently evaluating the effects of this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with, information set forth in Part II, Items 7, 7A, and 8, in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, in addition to the interim condensed consolidated financial statements and accompanying notes presented in Item 1 of this Quarterly Report on Form 10-Q.

                              RECENT DEVELOPMENTS

MERGER WITH SONAT INC.

     In March 1999, the Company announced it had entered into a definitive agreement to acquire Sonat Inc. ("Sonat"). The Company entered into the second amended and restated agreement and plan of merger effective as of March 13, 1999, (the "Merger Agreement") with Sonat pursuant to which Sonat will merge into the Company, and the Company will issue to Sonat stockholders one share of Company common stock for each share of Sonat common stock owned by them, and the Company's restated certificate of incorporation will be amended to authorize the issuance of up to 750 million shares of common stock and 50 million shares of preferred stock. The Company and Sonat are separately holding a special meeting of their stockholders on June 10, 1999, to consider and vote on a proposal to approve and adopt the Merger Agreement. If the Company's stockholders approve the Merger Agreement, the Company intends to account for the merger as a pooling of interests. If the Company's stockholders do not approve the Merger Agreement and Sonat's stockholders do, Sonat will instead merge with a subsidiary of the Company, and the Company will issue a fraction of a share of Company common stock and a fraction of a depositary share representing a fractional interest in a new series of senior voting preferred stock of the Company for each share of Sonat common stock. The Company and Sonat will complete the merger only if a number of conditions are satisfied or waived, including:

     - Sonat stockholders adopt the Merger Agreement;

     - no law or court order prohibits the transaction;

     - all waiting periods under federal antitrust laws applicable to the merger expire or terminate;

     - all other regulatory approvals are received without conditions that would have a material adverse effect on the financial condition, results of operations, or cash flows of the Company's and Sonat's combined businesses; and

     - attorneys for the Company and Sonat issue opinions that the merger is expected to be tax-free.

     However, we cannot assure you that the Company and Sonat will complete the merger even if all those conditions are satisfied.

     Sonat is a diversified energy holding company. It is engaged through its subsidiaries and joint ventures in domestic oil and natural gas exploration and production, transmission and storage of natural gas, and natural gas and power marketing. Sonat owns interests in approximately 14,000 miles of natural gas pipelines extending across the southeastern U.S. from Texas to South Carolina and Florida. Also, Sonat has interests in oil and gas producing properties in Louisiana, Texas, Oklahoma, Arkansas, Alabama, New Mexico and the Gulf of Mexico. Sonat owns approximately 1.6 trillion cubic feet equivalent of proved natural gas and oil reserves based on estimates as of December 31, 1998.

                             RESULTS OF OPERATIONS

     Consolidated EBIT for the quarter ended March 31, 1999, increased 17 percent to $190 million from $163 million in the first quarter of 1998. Variances are discussed in the segment results below.

  SEGMENT RESULTS

                                                              FIRST QUARTER
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              1999     1998
                                                              -----    -----
                                                              (IN MILLIONS)
             EARNINGS BEFORE INTEREST EXPENSE AND INCOME TAXES
Tennessee Gas Pipeline......................................  $ 113    $  98
El Paso Natural Gas.........................................     56       52
                                                              -----    -----
  Regulated segments........................................    169      150
El Paso Field Services......................................     16       24
El Paso Energy Marketing....................................      8       --
El Paso Energy International................................      3        2
                                                              -----    -----
  Non-regulated segments....................................     27       26
Corporate expenses, net.....................................     (6)     (13)
                                                              -----    -----
  Total EBIT................................................  $ 190    $ 163
                                                              =====    =====

  Tennessee Gas Pipeline

                                                              FIRST QUARTER
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              1999     1998
                                                              -----    -----
                                                              (IN MILLIONS)
Operating revenues..........................................  $ 208    $ 212
Operating expenses..........................................   (105)    (118)
Other -- net................................................     10        4
                                                              -----    -----
  EBIT......................................................  $ 113    $  98
                                                              =====    =====

     Operating revenues for the quarter ended March 31, 1999, were $4 million lower than for the same period of 1998 primarily due to lower GSR revenue in 1999, a favorable customer settlement in the first quarter of 1998, and lower miscellaneous operating revenue. The decrease was partially offset by the favorable resolution of a regulatory issue.

     Operating expenses for the quarter ended March 31, 1999, were $13 million lower than for the same period of 1998 primarily due to lower system fuel costs associated with operating efficiencies related to lower throughput levels, the favorable resolution of certain regulatory issues and lower operating expenses.

     Other -- net for the quarter ended March 31, 1999, was $6 million higher than for the same period of 1998 primarily due to the favorable resolution of regulatory and contractual issues and higher earnings from equity investments.

  El Paso Natural Gas

                                                              FIRST QUARTER
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              1999     1998
                                                              ----     ----
                                                              (IN MILLIONS)
Operating revenues..........................................  $118     $115
Operating expenses..........................................   (62)     (63)
                                                              ----     ----
  EBIT......................................................  $ 56     $ 52
                                                              ====     ====

     Operating revenues for the quarter ended March 31, 1999, were $3 million higher than for the same period of 1998 primarily due to an increase in non-traditional revenues including revenues from the sale of capacity to Dynegy.

  El Paso Field Services

                                                              FIRST QUARTER
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              1999     1998
                                                              ----     ----
                                                              (IN MILLIONS)
Gathering and treating margin...............................  $ 40     $ 39
Processing margin...........................................     9       14
Other margin................................................    --        2
                                                              ----     ----
          Total gross margin................................    49       55
Operating expenses..........................................   (39)     (35)
Other -- net................................................     6        4
                                                              ----     ----
  EBIT......................................................  $ 16     $ 24
                                                              ====     ====

     Total gross margin for the quarter ended March 31, 1999, was $6 million lower than for the same period of 1998 primarily due to a decrease in the processing margin. The decrease resulted from lower liquids prices during the first quarter of 1999 compared to the same period of 1998. The slight increase in the gathering and treating margin primarily resulted from higher volumes attributable to the global compression project which was completed in September 1998. This increase was offset by lower volumes attributable to the sale of the natural gas gathering and treating assets in the Anadarko Basin in September 1998.

     Operating expenses for the quarter ended in March 31, 1999, were $4 million higher than for the same period of 1998 primarily due to an increase in amortization expense attributable to the acquisition of DeepTech International Inc.

     Other -- net for the quarter ended March 31, 1999, was $2 million higher than for the same period of 1998 due to additional earnings from equity investments primarily attributable to the acquisition of DeepTech International Inc.

  El Paso Energy Marketing

                                                              FIRST QUARTER
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              1999     1998
                                                              ----     ----
                                                              (IN MILLIONS)
Natural gas margin..........................................  $ 17     $  6
Power margin................................................     2        7
                                                              ----     ----
          Total gross margin................................    19       13
Operating expenses..........................................   (14)     (13)
Other -- net................................................     3       --
                                                              ----     ----
  EBIT......................................................  $  8     $ --
                                                              ====     ====

     Total gross margin for the quarter ended March 31, 1999, was $6 million higher than for the same period of 1998. The increase in the natural gas margin was primarily due to the income recognition from long-term natural gas transactions closed during the quarter. The decrease in the power margin was largely due to the first quarter 1998 income recognition from electric power transactions, partially offset by the contribution from power generation facilities acquired in December 1998.

     Operating expenses for the quarter ended March 31, 1999, were $1 million higher than for the same period of 1998 primarily due to expenses associated with acquired power generation facilities.

     Other -- net for the quarter ended March 31, 1999, was $3 million higher than for the same period of 1998 primarily due to additional earnings from the acquisition of a 50 percent ownership interest in CE Generation LLC in March 1999.

  El Paso Energy International

                                                               FIRST QUARTER
                                                              ENDED MARCH 31,
                                                              ----------------
                                                              1999       1998
                                                              -----      -----
                                                               (IN MILLIONS)
Operating revenues..........................................  $ 17       $ 12
Operating expenses..........................................   (33)       (19)
Other -- net................................................    19          9
                                                              ----       ----
  EBIT......................................................  $  3       $  2
                                                              ====       ====

     Operating revenues for the quarter ended March 31, 1999, were $5 million higher than for the same period of 1998 primarily due to the consolidation for financial reporting purposes of the Manaus Power project in May 1998.

     Operating expenses for the quarter ended March 31, 1999, were $14 million higher than for the same period of 1998 due to the consolidation of the Manaus Power project and an increase in general and administrative expenses primarily attributable to higher project development costs reflecting increased project-related activities.

     Other -- net for the quarter ended March 31, 1999, was $10 million higher than for the same period of 1998 primarily due to higher earnings from equity investments.

  Corporate expenses, net

     Net corporate expenses for the quarter ended March 31, 1999, were $7 million lower than for the same period of 1998 primarily due to lower costs related to the Company's employee incentive plans and lower benefits costs.

  INTEREST AND DEBT EXPENSE

     Interest and debt expense for the quarter ended March 31, 1999, was $9 million higher than for the same period of 1998 primarily due to increased borrowings used to fund acquisitions, capital expenditures, and other investing expenditures.

  INCOME TAX EXPENSE

     The effective tax rate for the quarter ended March 31, 1999, was lower than the rate for the same period of 1998 primarily as a result of increased consolidated foreign income subject to foreign tax rates different than U.S. tax rates and increased equity income from unconsolidated foreign affiliates recorded net of foreign income taxes for which no provision for U.S. income tax is required.

                        LIQUIDITY AND CAPITAL RESOURCES

  CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $21 million higher for the quarter ended March 31, 1999, compared to the same period of 1998. The increase was primarily attributable to a take-or-pay refund to EPNG customers in February 1998 and other working capital changes. The increase was partially offset by net income tax refunds received in 1998 and non-working capital changes including lower GSR collections in 1999.

  CASH FROM INVESTING ACTIVITIES

     Net cash used in investing activities was $567 million for the quarter ended March 31, 1999. Expenditures related to joint ventures and equity investments were primarily for the acquisition of the 50 percent ownership interest in CE Generation LLC, as well as the acquisition of a 51 percent ownership interest in the East Asia Power project. Other investment activity included the acquisition of EnCap. Internally generated funds, supplemented by other financing activities, were used to fund these expenditures.

     Future funding for capital expenditures, acquisitions, and other investing expenditures is expected to be provided by internally generated funds, commercial paper issuances, available capacity under existing credit facilities, and/or the issuance of other long-term debt, trust securities, or equity.

  CASH FROM FINANCING ACTIVITIES

     Net cash provided by financing activities was $436 million for the quarter ended March 31, 1999.
Short-term borrowings, supplemented by internally generated funds, were used to fund capital and equity investments, retire long-term debt, pay dividends, and for other corporate purposes.

     The following table reflects quarterly dividends declared and paid on EPEC's common stock:

                                          AMOUNT PER
           DECLARATION DATE              COMMON SHARE      PAYMENT DATE       TOTAL AMOUNT
           ----------------              ------------      ------------       -------------
                                                                              (IN MILLIONS)
October 22, 1998.......................    $0.19125       January 4, 1999          $22
January 21, 1999.......................    $0.20000        April 1, 1999           $23

     In April 1999, the board of directors of EPEC declared a quarterly dividend of $0.20 per share on EPEC's common stock, payable on July 1, 1999, to stockholders of record on June 4, 1999. Also during the first quarter of 1999, quarterly dividends of $6 million were paid on the 8 1/4% cumulative preferred stock, series A of EPTPC.

     Future funding for long-term debt retirements, dividends, and other financing expenditures is expected to be provided by internally generated funds, commercial paper issuances, available capacity under existing credit facilities, and/or the issuance of other long-term debt, trust securities, or equity.

     At March 31, 1999, the Company had approximately $450 million available under its revolving credit facilities. The availability of borrowings under the Company's credit agreements is subject to certain specified conditions, which management believes it currently meets.

     In May 1999, EPEC issued $500 million aggregate principal amount of 6.75% Senior Notes due 2009. Proceeds of approximately $496 million, net of issuance costs, were used to repay approximately $350 million of outstanding debt under EPEC's revolving credit facility and the remainder was used to repay commercial paper. As a result of this transaction, $500 million of short-term debt has been reclassified and reflected as long-term debt at March 31, 1999.

                         COMMITMENTS AND CONTINGENCIES

     See Note 4, which is incorporated herein by reference.

                                     OTHER

  PPN POWER PROJECT

     In March 1999, the Company signed a sale and purchase agreement, subject to the project lenders' consent, to acquire a 26 percent interest in a $295 million power plant in Tamil Nadu, India. The project consists of a 346 megawatt combined cycle power plant which will serve as a base load facility and sell power to the state-owned Tamil Nadu Electricity Board under a thirty-year power purchase agreement. Construction began in January 1999, and operations are expected to commence in early 2001. The transaction is expected to close before the end of the second quarter of 1999.

  YEAR 2000

     The Company has established an executive steering committee and a project team to coordinate the phases of its Year 2000 project to assure that the Company's key automated systems, equipment, and related processes will remain functional through the year 2000. Those phases are: (i) awareness; (ii) assessment; (iii) remediation; (iv) testing; (v) implementation of the necessary modifications and (vi) contingency planning.

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

     The Company's assessment phase consists of conducting a company-wide inventory of its key automated systems and related processes, analyzing and assigning levels of criticality to those systems and processes, identifying and prioritizing resource requirements, developing validation strategies and testing plans, and evaluating business partner relationships. The portion of the assessment phase related to internally developed computer applications, hardware and equipment, third-party-developed software, and embedded chips is substantially complete. The assessment phase of the project, among other things, involves efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment products, embedded chip systems, and software products being used by or impacting the Company are or will be modified to be Year 2000 compliant. To date, the responses from such third parties, although generally encouraging, are inconclusive. As a result, the Company cannot predict the potential consequences if these or other third parties or their products are not Year 2000 compliant. The Company continues to evaluate the exposure associated with such business partner relationships.

     The remediation phase involves converting, modifying, replacing or eliminating key automated systems identified in the assessment phase. The testing phase involves the validation of the identified key automated systems. The Company is utilizing test tools and written test procedures to document and validate, as necessary, its unit, system, integration and acceptance testing. The Company estimates that approximately one-fourth of the work of these phases remains, and expects each to be substantially completed by mid-1999.

     The implementation phase involves placing the converted or replaced key automated systems into operation. In some cases, this phase will also involve the implementation of contingency plans needed to support business functions and processes that may be interrupted by Year 2000 failures that are outside of the Company's control. The Company has completed more than three-fourths of the implementation phase, which is expected to be substantially completed by mid-1999.

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

     The goal of the Year 2000 project is to ensure that all of the critical systems and processes which are under the Company's direct control remain functional. Certain systems and processes may be interrelated with or dependent upon systems outside the Company's control. However, systems within the Company's control may also have unpredicted problems. Accordingly, there can be no assurance that significant disruptions will be avoided. The Company's present analysis of its most reasonably likely worst case scenario for Year 2000 disruptions includes Year 2000 failures in the telecommunications and electricity industries, as well as interruptions from suppliers that might cause disruptions in the Company's operations, thus causing temporary financial losses and an inability to deliver products and services to customers. Virtually all of the natural gas transported through the Company's interstate pipelines is owned by third parties. Accordingly, failures of natural gas producers to be ready for the Year 2000 could significantly disrupt the flow of product to the Company's customers. In many cases, the producers have no direct contractual relationship with the Company, and the Company relies on its customers to verify the Year 2000 readiness of the producers from whom they purchase natural gas. Since most of the Company's revenues from the delivery of natural gas are based upon fees paid by its customers for the reservation of capacity, and not based upon the volume of actual deliveries, short term disruptions in deliveries caused by factors beyond the Company's control should not have a significant financial impact on the Company, although it could cause operational problems for the Company's customers. Longer-term disruptions, however, could materially impact the Company's results of operations, financial condition, and cash flows.

     While the Company owns or controls most of its domestic facilities and projects, nearly all of the Company's international investments have been made in conjunction with unrelated third parties. In many cases, the operators of such international facilities are not under the sole or direct control of the Company. As a consequence, the Year 2000 programs instituted at some of the international facilities may be different from the Year 2000 program implemented by the Company domestically, and the party responsible for the results of such program may not be under the direct or indirect control of the Company. In addition, the "non-controlled" programs may not provide the same degree of communication, documentation and coordination as the Company achieves in its domestic Year 2000 program. Moreover, the regulatory and legal environment in which such international facilities operate makes analysis of possible disruption and associated financial impact difficult. Many foreign countries appear to be substantially behind the United States in addressing potential Year 2000 disruption of critical infrastructure and in developing a framework governing the reporting requirements and relative liabilities of business entities. Accordingly, the Year 2000 risks posed by international operations as a whole are different than those presented domestically. As part of its Year 2000 effort, the Company is assessing the differences between the non-controlled programs and its domestic Year 2000 project, and has formulated and instituted a program for identifying such risks and preparing a response to such risks. While the Company believes that most of the international facilities in which it has significant investments are addressing Year 2000 issues in an adequate manner, it is possible that some of them may experience significant Year 2000 disruption, and that the aggregate effect of problems experienced at multiple international locations may be material and adverse. The Company is incorporating this possibility into the relevant contingency plans.

     While the total cost of the Company's Year 2000 project continues to be evaluated, the Company estimates that the costs remaining to be incurred in 1999 and 2000 associated with assessing, remediating and testing internally developed computer applications, hardware and equipment, embedded chip systems, and third-party-developed software will be between $12 million and $19 million. Of these estimated costs, the Company expects between $5 million and $9 million to be capitalized and the remainder to be expensed. As of March 31, 1999, the Company has incurred expenses of approximately $8 million and has capitalized costs of approximately $2 million. The Company has previously only traced incremental expenses related to its Year 2000 project. This means that the costs of the Year 2000 project related to salaried employees of the Company, including their direct salaries and benefits, are not available, and have not been included in the estimated costs of the project. Since the earlier phases of the project mostly involved work performed by such salaried employees, the costs expended to date do not reflect the percentage completion of the project. The Company anticipates that it will expend most of the costs reported above in the remediation, implementation and contingency planning phases of the project. As described herein, the Company and Sonat have entered into an agreement which, if approved, will result in the merger of the Company and Sonat. If the merger is consummated, Sonat's Year 2000 risks, liabilities and expenses will be assumed by the Company. Based on its due diligence investigation in connection with the merger, the Company is not aware of any material Year 2000 risks, liabilities, or expenses that are not disclosed in Sonat's filings with the U.S. Securities and Exchange Commission. It is possible the Company may need to reassess its estimate of Year 2000 costs in the event the Company completes an acquisition of, or makes a material investment in, substantial facilities or another business entity.

     Although the Company does not expect the costs of its Year 2000 project to have a material adverse effect on its financial position, results of operations, or cash flows, based on information available at this time the Company cannot conclude that disruption caused by internal or external Year 2000 related failures will not have such an effect. Specific factors which might affect the success of the Company's Year 2000 efforts and the frequency or severity of a Year 2000 disruption or the amount of expense include the failure of the Company or its outside consultants to properly identify deficient systems, the failure of the selected remedial action to adequately address the deficiencies, the failure of the Company or its outside consultants to complete the remediation in a timely manner (due to shortages of qualified labor or other factors), the failure of other parties to joint ventures in which the Company is involved to meet their obligations, both financial and operational, under the relevant joint venture agreements to remediate assets used by the joint venture, unforeseen expenses related to the remediation of existing systems or the transition to replacement systems, the failure of third parties to become Year 2000 compliant or to adequately notify the Company of potential noncompliance and the effects of any significant disruption at international facilities in which the Company has significant investments.

     The above disclosure is a "YEAR 2000 READINESS DISCLOSURE" made with the intention to comply fully with the Year 2000 Information and Readiness Disclosure Act of 1998, Pub. L. No. 105-271, 112 Stat, 2386, signed into law October 19, 1998. All statements made herein shall be construed within the confines of that Act. To the extent that any reader of the above Year 2000 Readiness Disclosure is other than an investor or potential investor in the Company's -- or an affiliate's -- equity or debt securities, this disclosure is made for the SOLE PURPOSE of communicating or disclosing information aimed at correcting, helping to correct and/or avoiding Year 2000 failures.

  NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     See Note 9, which is incorporated herein by reference.

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

     Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include increasing competition within the Company's industry, the timing and extent of changes in commodity prices for natural gas and power, uncertainties associated with acquisitions and joint ventures, potential environmental liabilities, potential contingent liabilities and tax liabilities related to the Company's acquisitions, political and economic risks associated with current and future operations in foreign countries, conditions of the equity and other capital markets during the periods covered by the forward-looking statements, and other risks, uncertainties and factors, including the effect of the Year 2000 date change, discussed more completely in the Company's other filings with the U.S. Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, in addition to the interim consolidated financial statements, accompanying notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     There are no material changes in market risks faced by the Company from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Financial Information, Note 4, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM. 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

     Each exhibit identified below is filed as part of this report. Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        +10.E.1          -- Amendment No. 1, effective March 9, 1999, to the 1995
                            Compensation Plan for Non-Employee Directors, Amended and
                            Restated effective as of August 1, 1998.
         27              -- Financial Data Schedule.

     Undertaking

          The undersigned hereby undertakes, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of long-term debt of EPEC and its consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of the total consolidated assets of EPEC and its consolidated subsidiaries.

     b. Reports on Form 8-K

     EPEC filed a report under Item 5 and Item 7 on Form 8-K, dated March 15, 1999, with respect to the Sonat Merger Agreement. In addition, EPEC filed a report under Item 5 and Item 7 on Form 8-K and Form 8-K/A dated April 23, 1999 and April 30, 1999, respectively, disclosing preliminary unaudited pro forma financial information of EPEC and Sonat giving effect to the proposed merger.

     EPEC filed a report under Item 5 and Item 7 on Form 8-K, dated May 10, 1999 with respect to the issuance of $500 million aggregate principal amount of 6.75% Senior Notes due 2009.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EL PASO ENERGY CORPORATION

Date: May 12, 1999                                 /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: May 12, 1999                                /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                               Vice President and Controller
                                                 (Chief Accounting Officer)

                               INDEX TO EXHIBITS

     Each exhibit identified below is filed as part of this report. Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        +10.E.1          -- Amendment No. 1, effective March 9, 1999, to the 1995
                            Compensation Plan for Non-Employee Directors, Amended and
                            Restated effective as of August 1, 1998.
         27              -- Financial Data Schedule.