Form 10-Q
period 1999-06-30
EL PASO ENERGY CORP/DE
filed 1999-08-12
CIK 1066107

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     Common Stock, par value $3.00 per share. Shares outstanding on August 9, 1999: 117,823,192

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    GLOSSARY

     The following abbreviations, acronyms, or defined terms used in this Form 10-Q are defined below:

                                           DEFINITIONS
                                           -----------
ALJ...................  Administrative Law Judge
Company...............  El Paso Energy Corporation and its subsidiaries
Court of Appeals......  United States Court of Appeals for the District of Columbia Circuit
Dynegy................  Dynegy Inc., formerly known as NGC Corporation
EAPRC.................  East Asia Power Resources Corporation, a publicly traded Philippine company
EBIT..................  Earnings before interest expense and income taxes, excluding affiliated interest income
Edison................  Southern California Edison Company
EnCap.................  EnCap Investments L.C., a Texas limited liability company
EPA...................  United States Environmental Protection Agency
EPEC..................  El Paso Energy Corporation, unless the context otherwise requires
EPFS..................  El Paso Field Services Company, a wholly owned subsidiary of El Paso
                        Tennessee Pipeline Co.
EPNG..................  El Paso Natural Gas Company, a wholly owned subsidiary of El Paso Energy
                        Corporation
EPTPC.................  El Paso Tennessee Pipeline Co., a direct subsidiary of El Paso Energy
                        Corporation
FERC..................  Federal Energy Regulatory Commission
GSR...................  Gas supply realignment
PCB(s)................  Polychlorinated biphenyl(s)
PLN...................  Perusahaan Listrik Negara, the Indonesian government-owned electric utility
PRP(s)................  Potentially responsible party(ies)
Sonat.................  Sonat Inc.
TGP...................  Tennessee Gas Pipeline Company, a wholly owned subsidiary of El Paso
                        Tennessee Pipeline Co.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           EL PASO ENERGY CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                 QUARTER         SIX MONTHS
                                                             ENDED JUNE 30,    ENDED JUNE 30,
                                                             ---------------   ---------------
                                                              1999     1998     1999     1998
                                                             ------   ------   ------   ------
Operating revenues.........................................  $1,768   $1,296   $3,262   $2,915
                                                             ------   ------   ------   ------
Operating expenses
  Cost of gas and other products...........................   1,346      919    2,414    2,128
  Operation and maintenance................................     163      175      346      355
  Merger-related costs.....................................     126       --      126       --
  Depreciation, depletion, and amortization................      73       67      144      132
  Taxes, other than income taxes...........................      24       22       51       46
                                                             ------   ------   ------   ------
                                                              1,732    1,183    3,081    2,661
                                                             ------   ------   ------   ------
Operating income...........................................      36      113      181      254
                                                             ------   ------   ------   ------
Other (income) and expense
  Interest and debt expense................................      82       61      155      125
  Equity investment earnings...............................     (27)     (14)     (49)     (23)
  Net gain on sale of assets...............................     (19)      (7)     (20)     (10)
  Other -- net.............................................     (16)     (15)     (38)     (25)
                                                             ------   ------   ------   ------
                                                                 20       25       48       67
                                                             ------   ------   ------   ------
Income before income taxes, minority interest, and
  cumulative effect of accounting change...................      16       88      133      187
Income tax expense.........................................       5       27       45       62
Minority interest
  Preferred stock dividend requirement of subsidiary.......       6        6       12       12
                                                             ------   ------   ------   ------
Income before cumulative effect of accounting change.......       5       55       76      113
Cumulative effect of accounting change, net of income
  taxes....................................................      --       --      (13)      --
                                                             ------   ------   ------   ------
Net income.................................................  $    5   $   55   $   63   $  113
                                                             ======   ======   ======   ======
Comprehensive income.......................................  $    7   $   51   $   56   $  108
                                                             ======   ======   ======   ======
Basic earnings per common share
  Income before cumulative effect of accounting change.....  $ 0.04   $ 0.47   $ 0.65   $ 0.97
  Cumulative effect of accounting change, net of income
     taxes.................................................      --       --    (0.11)      --
                                                             ------   ------   ------   ------
  Net income...............................................  $ 0.04   $ 0.47   $ 0.54   $ 0.97
                                                             ======   ======   ======   ======
Diluted earnings per common share
  Income before cumulative effect of accounting change.....  $ 0.04   $ 0.45   $ 0.64   $ 0.92
  Cumulative effect of accounting change, net of income
     taxes.................................................      --       --    (0.11)      --
                                                             ------   ------   ------   ------
  Net income...............................................  $ 0.04   $ 0.45   $ 0.53   $ 0.92
                                                             ======   ======   ======   ======
Basic average common shares outstanding....................     117      116      116      116
                                                             ======   ======   ======   ======
Diluted average common shares outstanding..................     119      129      119      126
                                                             ======   ======   ======   ======
Dividends declared per common share........................  $ 0.20   $ 0.19   $ 0.40   $ 0.38
                                                             ======   ======   ======   ======

              The accompanying Notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                           EL PASO ENERGY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                               JUNE 30,      DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets
  Cash and cash equivalents.................................    $    70        $    90
  Accounts and notes receivable, net........................      1,134            733
  Materials and supplies....................................         48             49
  Assets from price risk management activities..............        213            181
  Other.....................................................        164            156
                                                                -------        -------
          Total current assets..............................      1,629          1,209
Property, plant, and equipment, net.........................      7,194          7,220
Investments in unconsolidated affiliates....................      1,093            600
Other.......................................................      1,119          1,009
                                                                -------        -------
          Total assets......................................    $11,035        $10,038
                                                                =======        =======

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable..........................................    $   921        $   724
  Short-term borrowings (including current maturities of
     long-term debt)........................................         62            812
  Other.....................................................        522            595
                                                                -------        -------
          Total current liabilities.........................      1,505          2,131
                                                                -------        -------
Long-term debt, less current maturities.....................      3,526          2,552
                                                                -------        -------
Deferred income taxes.......................................      1,596          1,564
                                                                -------        -------
Other.......................................................      1,154            993
                                                                -------        -------
Commitments and contingencies (See Note 4)
Company-obligated mandatorily redeemable convertible
  preferred securities of El Paso Energy Capital Trust I....        325            325
                                                                -------        -------
Minority interest
  Preferred stock of subsidiary.............................        300            300
                                                                -------        -------
  Other minority interest...................................        565             65
                                                                -------        -------
Stockholders' equity
  Common stock, par value $3 per share; authorized
     275,000,000 shares; issued 126,577,846 and 124,434,110
     shares, respectively...................................        380            373
  Additional paid-in capital................................      1,501          1,436
  Retained earnings.........................................        474            460
  Treasury stock (at cost) 8,877,754 and 4,149,099 shares,
     respectively...........................................       (270)           (90)
  Accumulated comprehensive income..........................        (21)           (14)
  Deferred compensation.....................................         --            (57)
                                                                -------        -------
          Total stockholders' equity........................      2,064          2,108
                                                                -------        -------
          Total liabilities and stockholders' equity........    $11,035        $10,038
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

                           EL PASO ENERGY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                SIX MONTHS
                                                                  ENDED
                                                                 JUNE 30,
                                                              --------------
                                                              1999     1998
                                                              -----    -----
Cash flows from operating activities
  Net income................................................  $  63    $ 113
  Adjustments to reconcile net income to net cash provided
     by operating activities
     Depreciation, depletion, and amortization..............    144      132
     Deferred income taxes..................................     28       21
     Undistributed earnings in equity investees.............    (32)     (13)
     Cumulative effect of accounting change, net of income
      taxes.................................................     13       --
     Non-cash impact of merger-related costs................    112       --
     Net gain on sale of assets.............................    (20)     (10)
     Other..................................................     (9)      (4)
  Working capital changes, net of the effect of
     acquisitions...........................................   (143)      86
  Other.....................................................    (68)     (43)
                                                              -----    -----
          Net cash provided by operating activities.........     88      282
                                                              -----    -----
Cash flows from investing activities
  Capital expenditures......................................   (110)    (103)
  Investment in joint ventures and equity investees.........   (581)    (331)
  Acquisition of EnCap Investments L.C......................    (36)      --
  Restricted cash deposited in escrow related to equity
     investee...............................................    (89)      --
  Proceeds from sale of assets..............................     35       17
  Other.....................................................     (7)       2
                                                              -----    -----
          Net cash used in investing activities.............   (788)    (415)
                                                              -----    -----
Cash flows from financing activities
  Net commercial paper borrowings...........................     --       19
  Revolving credit borrowings...............................    532       45
  Revolving credit repayments...............................   (872)    (187)
  Long-term debt retirements................................    (22)     (21)
  Net proceeds from long-term debt issuance.................    496       --
  Net proceeds from preferred securities of El
     Paso Energy Capital Trust I issuance...................     --      317
  Net proceeds from long-term note payable..................     89       --
  Dividends paid on common stock............................    (45)     (45)
  Acquisition of treasury stock.............................     --      (33)
  Net proceeds from sale of L.L.C. member interests.........    493       --
  Other.....................................................      9       11
                                                              -----    -----
          Net cash provided by financing activities.........    680      106
                                                              -----    -----
Decrease in cash and temporary investments..................    (20)     (27)
Cash and temporary investments
          Beginning of period...............................     90      116
                                                              -----    -----
          End of period.....................................  $  70    $  89
                                                              =====    =====

              The accompanying Notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                           EL PASO ENERGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The 1998 Annual Report on Form 10-K for the Company includes a summary of significant accounting policies and other disclosures and should be read in conjunction with this Quarterly Report on Form 10-Q. The condensed consolidated financial statements at June 30, 1999, and for the quarters and six months ended June 30, 1999, and 1998, are unaudited. The condensed balance sheet at December 31, 1998, is derived from audited financial statements at that date. These financial statements do not include all disclosures required by generally accepted accounting principles, but have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year due to the seasonal nature of the Company's businesses. Financial statements for the previous periods include certain reclassifications which were made to conform to the current presentation. Such reclassifications have no effect on reported net income or stockholders' equity.

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

2. MERGERS AND ACQUISITIONS

  Sonat Inc.

     In June 1999, the Company's and Sonat's stockholders approved the second amended and restated merger agreement with Sonat. Consequently, the Company incurred charges related to the merger of approximately $126 million in the second quarter. These charges included $120 million for the accelerated amortization of certain employee benefit plans, as well as $6 million of various legal, accounting, and financial advisory costs.

     The approval of the merger resulted in a defined change in control in EPEC under the terms of certain EPEC employee benefit plans. As a result, the restrictions on approximately 6 million shares of restricted stock granted to certain employees expired. Based on employee elections, approximately 5 million of these shares with a fair market value of $165 million were placed in a trust under the Company's deferred compensation program. The trust is included in the consolidated financial statements, accordingly, the 5 million shares are reflected as treasury stock at June 30, 1999. The liability for the deferred compensation is included in other liabilities in the Consolidated Balance Sheets.

  East Asia Power

     In February 1999, the Company acquired a 46 percent ownership interest in EAPRC and an interest in a convertible loan. Following its acquisition, the Company converted part of its interest in the convertible loan to equity, increasing its ownership interest to 51 percent. In April 1999, the Company converted the balance of its interest in the convertible loan to equity, increasing its ownership interest to 65 percent. At June 30, 1999, the Company's total investment in EAPRC was approximately $75 million. Since the Company's majority ownership is expected to be temporary, the investment is accounted for under the equity method of accounting. EAPRC owns and operates seven power generation facilities in the Philippines and owns an interest in one power generation facility in China, with a total generating capacity of 412 megawatts. Electric power generated by the facilities is supplied to a diversified base of customers including National Power Corporation, the Philippine state-owned utility, private distribution companies and industrial users.

  CE Generation

     In March 1999, the Company purchased a 50 percent ownership interest in CE Generation LLC. The investment of approximately $254 million is accounted for under the equity method of accounting. CE Generation LLC owns four natural gas-fired cogeneration projects in New York, Pennsylvania, Texas and Arizona and eight geothermal facilities near the Imperial Valley in southern California, which are qualifying facilities under the Public Utility Regulatory Policy Act. In addition, two additional geothermal facilities are currently under construction in southern California. Collectively, the 14 power projects will have a combined electric generating capacity of approximately 900 megawatts.

  EnCap

     In March 1999, the Company acquired EnCap for $52 million, net of cash acquired. The purchase price included $17 million in Company common stock, of which $7 million is issuable upon the occurrence of certain events. The acquisition was accounted for as a purchase. EnCap is an institutional funds management firm specializing in financing independent oil and gas producers. EnCap manages three separate institutional oil and gas investment funds in the U.S., and serves as investment advisor to Energy Capital Investment Company PLC, a publicly traded investment company in the United Kingdom.

  Other

     In March 1999, the Company increased its ownership interest from 30 percent to 40 percent in the Samalayuca Power project for approximately $22 million. In addition, the Company made a $48 million equity contribution replacing equity financing which was established in the second quarter of 1996.

     In June 1999, the Company acquired a 26 percent interest in a power plant in Tamil Nadu, India for $37 million. Approximately $11 million was paid in June 1999 and the remaining amount will be paid in the first quarter of 2001. The project consists of a 346 megawatt combined cycle power plant which will serve as a base load facility and sell power to the state-owned Tamil Nadu Electricity Board under a thirty-year power purchase agreement. Construction began in January 1999, and operations are expected to commence in early 2001.

     In June 1999, the Company increased its effective ownership interest from approximately 27 percent to approximately 35 percent in Leviathan Gas Pipeline Partners, L.P. ("Leviathan") by transferring a 49 percent interest in Viosca Knoll Gathering Company to Leviathan for total consideration of approximately $80 million. Total consideration included cash of approximately $20 million with the balance in Leviathan common units. The gain from the transaction, limited to the extent of third-party ownership in Leviathan, is included in net gain on sale of assets in the Consolidated Statements of Income.

3. MINORITY INTEREST

     In June 1999, the Company formed Sabine River Investors, L.L.C. ("Sabine"), a wholly owned limited liability company, and other separate legal entities, for the purpose of raising funds for the Company's investments in projects and other assets. Through its ownership in Sabine, the Company contributed $125 million of equity capital to Trinity River Associates, L.L.C. ("Trinity"), in exchange for the managing member interest in Trinity. A third-party investor contributed $500 million of equity capital to Trinity for a non-controlling preferred member interest. The third-party investor is entitled to an adjustable preferred return derived from Trinity's net income. Proceeds from the equity contributions were used to invest in a note receivable from Sabine. Absent certain specified events, the Company has the option to acquire the third-party investor's interest in Trinity at any time prior to June 2004. If the Company does not acquire the third-party investor's interest in Trinity before June 2004 and if the Company and the third-party investor do not agree to extend the maturity of the transaction, the note receivable from Sabine will mature and a portion of the proceeds therefrom will be used by Trinity to redeem the third-party investor's interest in Trinity. The assets, liabilities and operations of Sabine, Trinity and other entities involved in this transaction are included in the consolidated financial statements. The third-party investor's interest is reflected as other minority interest in the Consolidated Balance Sheets.

4. COMMITMENTS AND CONTINGENCIES

  Indonesia

     The Company owns a 47.5 percent ownership interest in a power generating plant in Sengkang, South Sulawesi, Indonesia. Under the terms of the project's power purchase agreement, PLN purchases power from the Company in Indonesian rupiah indexed to the U.S. dollar at the date of payment. Due to the devaluation of the rupiah, the cost of power to PLN has increased. PLN has been unable to pass this increase in cost on to its customers. PLN has requested financial aid from the Minister of Finance to help ease the effects of the devaluation. PLN has been paying the Company in rupiah indexed to the U.S. dollar at the rate in effect prior to the rupiah devaluation. The difference between the current and prior exchange rate has resulted in an outstanding balance due from PLN of $15 million at June 30, 1999. The Company continues to meet with PLN on a regular basis to resolve the payment in arrears issue but has been unsuccessful to date. The Company has made additional working capital loans to the project of approximately $1 million. The total investment in the Sengkang project was approximately $26 million at June 30, 1999. All project debt is non-recourse, and the Company has political risk insurance on the Sengkang project. The Company believes the current economic difficulties in Indonesia will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Brazil

     The Company owns 100 percent of a 240 megawatt power generating plant in Manaus, Brazil. Power from the plant is currently sold to a subsidiary of Centrais Electricas do Norte do Brasil, S.A., ("Eletronorte"), denominated in Brazilian real. In January 1999, the real was devalued. Under a provision in the contract, the Company is entitled to adjust its forward tariff rate to eliminate further losses associated with the devaluation. In April 1999, the contract with Eletronorte was amended to extend the term from four to six years. The Company believes the current economic difficulties in Brazil will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     The contract for the Manaus power project provides for delay and availability damages to be paid to Eletronorte if the specified construction schedule is not met or the project does not meet certain availability standards. Completion of the project was delayed beyond the originally scheduled completion dates provided in the contract, and the availability standards were not met. Such delays have resulted in claims by Eletronorte for damages. In the second quarter of 1999, the Company reached a settlement with all parties which resolved all claims for availability damages. The Company expects to reach a settlement with Eletronorte on the delay damages in the third or fourth quarter of 1999. Any settlement on the delay damages will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

     TGP -- In February 1997, TGP filed a settlement with FERC of all issues related to the recovery of its GSR and other transition costs and related proceedings (the "GSR Stipulation and Agreement"). In April 1997, FERC approved the settlement. Under the terms of the GSR Stipulation and Agreement, TGP is entitled to collect up to $770 million from its customers, $693 million through a demand surcharge and $77 million through an interruptible transportation surcharge. As of June 30, 1999, the demand portion had been collected and $44 million of the interruptible transportation portion had been collected. There is no time limit for collection of the interruptible transportation surcharge portion. The terms of the GSR Stipulation and Agreement also provide for a rate case moratorium through November 2000 (subject to certain limited exceptions) and an escalating rate cap, indexed to inflation, through October 2005, for certain of TGP's customers. In accordance with the terms of the GSR Stipulation and Agreement, TGP filed a GSR Reconciliation Report with FERC in March 1999, and in June 1999, FERC accepted the report as in compliance with the GSR Stipulation and Agreement. TGP will refund $14 million to its firm customers in the third quarter of 1999, which represents the amount collected in excess of the $693 million recoverable through the demand surcharge. TGP will also be required to refund to firm customers amounts collected in excess of each firm customer's share of the final transition costs based on the final GSR Reconciliation Report, which will be filed in March 2001. Any future refund is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     In December 1994, TGP filed for a general rate increase with FERC and in October 1996, FERC approved a settlement resolving that proceeding. The settlement included a structural rate design change that results in a larger portion of TGP's transportation revenues being dependent upon throughput. One party, a competitor of TGP, filed a Petition for Review of the FERC orders with the Court of Appeals. The Court of Appeals remanded the case to FERC to respond to the competitor's argument that TGP's cost allocation methodology deterred the development of market centers (centralized locations where buyers and sellers can physically exchange gas). At FERC's request, comments were filed in January 1999. This matter is still pending before FERC.

     All cost of service issues related to TGP's 1991 general rate proceeding were resolved pursuant to a settlement agreement approved by FERC in an order which now has become final. However, cost allocation and rate design issues remained unresolved. In July 1996, following an ALJ's decision on these cost and design issues, FERC ruled on certain issues but remanded to the ALJ the issue of the proper allocation of TGP's New England lateral costs. In July 1997, FERC issued an order denying rehearing of its July 1996 order. In February 1999, petitions for review of the July 1996 and July 1997 FERC orders were denied by the Court of Appeals. In the remand proceeding, the ALJ issued his decision on the proper allocation of the New England lateral costs in December 1997. That decision adopts a methodology that economically approximates the one currently used by TGP. In October 1998, FERC issued an order affirming the ALJ's decision and, in April 1999, FERC denied requests for rehearing of the October 1998 order. In April 1999, TGP filed with FERC revised rates to be effective May 1, 1999. In addition, TGP will refund approximately $1 million to certain of its customers in the third quarter of 1999. Upon payment of the refunds, the proceeding will be resolved.

     In April 1999, FERC approved a settlement which resolved all outstanding FERC proceedings relating to the cashout reports that TGP had filed for the period September 1993 through August 1998. The settlement also established a new cashout mechanism to account for customer imbalances. The new cashout mechanism was implemented in the second quarter of 1999, retroactive to September 1998.

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

     In August 1999, EPNG filed with FERC a joint settlement entered into with Edison resolving all issues raised by Edison regarding EPNG's June 1995 rate filing. The joint settlement provides for Edison to withdraw its opposition to the rate settlement and to pay EPNG the maximum tariff rate for transportation service to California, exclusive of the applicable risk sharing add-on, from July 1, 1999, through the term of the rate settlement and for EPNG to pay Edison $32 million in resolution of any and all claims raised by Edison. Payment to Edison is expected to occur in the fourth quarter of 1999. In addition to not having a risk sharing obligation, Edison will not participate in revenue sharing (both described below). The agreed upon payment to Edison exceeds the reserve previously provided by EPNG by approximately $14 million, which will be reflected in results of operations in the third quarter of 1999.

     The joint settlement is subject to FERC approval and to FERC's issuing another order approving the rate settlement. As a part of the remand proceedings before FERC following the Court of Appeals' December 1998 decision, certain parties have raised issues concerning the rate settlement. EPNG believes that, notwithstanding these issues, FERC will issue an order approving, again, the rate settlement.

     The rate settlement effective January 1996, establishes, among other things, base rates through December 31, 2005. Such rates escalate annually beginning in 1998. In addition, the settlement provides for settling customers to (i) pay $295 million (including interest) as a risk sharing obligation, which approximates 35 percent of anticipated revenue shortfalls over an 8 year period, resulting from certain contract reductions and expirations identified in the settlement, (ii) receive 35 percent of additional revenues received by EPNG, above a threshold, for the same eight-year period, and (iii) have the base rates increase or decrease if certain changes in laws or regulations result in increased or decreased costs in excess of $10 million a year. Through June 30, 1999, approximately $234 million of the risk sharing obligation had been paid, and the remaining balance of $61 million will be collected by the end of 2003. At June 30, 1999, the balance of the unearned risk sharing revenue was $203 million. This amount will be recognized ratably through the year 2003.

     In addition to other arrangements to offset the effects of the reduction in firm capacity commitments referred to above, EPNG entered into contracts with Dynegy for the sale of substantially all of its turned back firm capacity available to California as of January 1, 1998, (approximately 1.3 billion cubic feet) for a two-year period beginning January 1, 1998, at rates negotiated pursuant to EPNG's tariff provisions and FERC policies. The contracts have a transport-or-pay provision requiring Dynegy to pay a minimum charge equal to the reservation component of the contractual charge on at least 72 percent of the contracted volumes each month in 1999. EPNG realized $21 million in revenue in the first six months of 1999 and anticipates realizing at least $21 million in revenues during the remainder of 1999 for this capacity. Such revenue is subject to the revenue sharing provisions of the rate settlement. In the third quarter of 1999, EPNG intends to remarket this capacity pursuant to EPNG's tariff provisions and FERC regulations, subject to Dynegy's right of first refusal.

     In December 1997, EPNG filed to implement several negotiated rate contracts, including those with Dynegy. In a protest to this filing, three shippers (producers/marketers) requested that FERC require EPNG to eliminate certain provisions from the Dynegy contracts, to publicly disclose and repost the contracts for competitive bidding, and to suspend their effectiveness. In an order issued in January 1998, FERC rejected several of the arguments made in the protest and allowed the contracts to become effective as of January 1, 1998, subject to refund, and subject to the outcome of a technical conference, which was held in March 1998. In June 1998, FERC issued an order rejecting the protests to the Dynegy contracts, but required EPNG to file modifications with FERC to the contracts clarifying the credits under the reservation reduction mechanism and the recall rights of certain capacity. In addition, EPNG agreed to separately post capacity covered by the Dynegy contracts as it becomes available. Several parties have protested EPNG's compliance filing and/or requested rehearing of FERC's June 1998 order. In June 1998, EPNG filed a letter agreement in compliance with the June 1998 FERC order. In September 1998, FERC issued an order accepting the letter agreement subject to EPNG making additional modifications. The additional modifications to the letter agreement required further clarification of credits available to Dynegy under the reservation reduction mechanism and the recall rights of certain capacity. In October 1998, EPNG filed a revised letter agreement with FERC and requested rehearing of the September 1998 order. In May 1999, subject to the outcome of the other Dynegy issues, FERC accepted a separate EPNG contract that provided Dynegy an additional delivery point for its existing capacity. In July 1999, FERC issued an order on rehearing which generally denied all pending rehearing requests and accepted EPNG's October 1998 revised letter agreement subject to certain modifications to the capacity recall provisions applicable to one of the Dynegy contracts.

     Under the revenue sharing provisions of its rate case settlement, EPNG was obligated to return approximately $12 million of non-traditional fixed cost revenues earned in 1998 to certain customers. This amount was credited to those customers' transportation invoices between October 1998 and March 1999. EPNG continues to reserve for the revenue sharing provisions. At June 30, 1999, EPNG had a reserve of approximately $8 million for additional amounts, which are expected to be credited to customer accounts during the period September 1999 through March 2000.

     In a November 1997 order, FERC reversed its previous decision and found that EPNG's Chaco Station should be functionalized as a gathering, not a transmission, facility and should be transferred to EPFS. In accordance with the FERC orders, the Chaco Station was transferred to EPFS in April 1998. EPNG and two other parties filed petitions for review with the Court of Appeals. EPNG and others contested FERC's functionalization ruling and other parties contested FERC's determination of the impact of the functionalization ruling on the treatment of the Chaco Station costs in the rate settlement. The matter has been briefed and will be argued in September 1999.

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

  Legal Proceedings

     In November 1993, TransAmerican Natural Gas Corporation ("TransAmerican") filed a complaint in a Texas state court, TransAmerican Natural Gas Corporation
v. El Paso Natural Gas Company, et al., alleging fraud, tortious interference with contractual relationships, negligent misrepresentation, economic duress, civil conspiracy, and violation of state antitrust laws arising from a settlement agreement entered into by EPNG, TransAmerican, and others in 1990 to settle litigation then pending and other potential claims. The complaint, as amended, seeks actual damages of $1.5 billion and exemplary damages of $6 billion. EPNG is defending the matter in the State District Court of Dallas County, Texas. In April 1996, a former employee of TransAmerican filed a related case in Harris County, Texas, Vickroy E. Stone v. Godwin & Carlton, P.C., et al. (including EPNG), seeking indemnification and other damages in unspecified amounts relating to litigation consulting work allegedly performed for various entities, including EPNG, in cases involving TransAmerican. EPNG filed a motion for summary judgment in the TransAmerican case arguing that plaintiff's claims are barred by a prior release executed by TransAmerican, by statues of limitations, and by the final court judgment ending the original litigation in 1990. Following a hearing in January 1998, the court granted summary judgment in EPNG's favor on TransAmerican's claims based on economic duress and negligent misrepresentation, but denied the motion as to the remaining claims. In March 1999, the Court ruled in EPNG's favor, denying TransAmerican's summary judgment motion which sought to dismiss EPNG's counterclaims. In April 1999, EPNG filed a motion for partial summary judgment as to TransAmerican's claims of fraudulent inducement, tortious interference and civil conspiracy. That motion was heard by the Court in June 1999. In its order granting the motion, the Court dismissed TransAmerican's claim for fraudulent inducement altogether, and dismissed its claims for tortious interference with contract and civil conspiracy to the extent those claims are based on acts occurring on or before January 30, 1990, the effective date of the release. In August 1999, the Court dismissed TransAmerican's promissory estoppel claim with prejudice. It is anticipated that the remaining motions for summary judgment will be heard by the Court over the next two to three months. The trial of any claims that remain after those motions have been argued and ruled upon is set to commence in January 2000. In February 1998, EPNG filed a motion for summary judgment in the Stone litigation arguing that all claims are baseless, barred by statutes of limitations, subject to executed releases, or have been assigned to TransAmerican. In June 1998, the court granted EPNG's motion in its entirety and dismissed all the remaining claims in the Stone litigation. Stone has appealed the court's ruling to the Texas Court of Appeals in Houston, Texas. Based on information available at this time, management believes that the claims asserted against it in both cases have no factual or legal basis and that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

     TGP is a party in proceedings involving federal and state authorities regarding the past use by TGP of a lubricant containing PCBs in its starting air systems. TGP has executed a consent order with the EPA governing the remediation of certain of its compressor stations and is working with the EPA and the relevant states regarding those remediation activities. TGP is also working with the Pennsylvania and New York environmental agencies regarding remediation and post-remediation activities at the Pennsylvania and New York stations. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

     A number of subsidiaries of EPEC, both wholly and partially owned, have been named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the false claims act. Generally, the complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Indian lands, thereby depriving the U.S. Government of royalties. In April 1999, the U.S. Government filed a notice that it would not intervene in these actions. Grynberg has petitioned for consolidation of pre-trial matters with the Multidistrict Litigation Panel, which will not consider this matter until September 1999. The Company believes the complaint to be without merit. Management believes that the ultimate resolution of this issue will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

  Environmental

     The Company is subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 1999, the Company had reserves of approximately $248 million for expected environmental costs.

     In addition, the Company estimates that its subsidiaries will make capital expenditures for environmental matters of approximately $6 million for the remainder of 1999. These expenditures primarily relate to compliance with air regulations and, to a lesser extent, control of water discharges. The Company expects to incur expenditures of approximately $105 million in the aggregate for the years 2000 through 2007.

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

     In May 1995, following negotiations with its customers, TGP filed with FERC a Stipulation and Agreement (the "Environmental Stipulation") that establishes a mechanism for recovering a substantial portion of the environmental costs identified in the internal project. The Environmental Stipulation was effective July 1, 1995. As of June 30, 1999, all amounts have been collected under the Environmental

Stipulation. Refunds may be required to the extent actual eligible expenditures are less than estimated eligible expenditures used to determine amounts to be collected under the Environmental Stipulation.

     The Company and certain of its subsidiaries have been designated, have received notice that they could be designated, or have been asked for information to determine whether they could be designated as a PRP with respect to 31 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or state equivalents. The Company has sought to resolve its liability as a PRP with respect to these Superfund sites through indemnification by third parties and/or settlements which provide for payment of the Company's allocable share of remediation costs. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases the Company has asserted a defense to any liability, the Company's estimate of its share of remediation costs could change. Moreover, liability under the federal Superfund statute is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs has been considered, where appropriate, in its determination of its estimated liability as described herein. The Company presently believes that the costs associated with the current status of such other entities as PRPs at the Superfund sites referenced above will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

     It is possible that new information or future developments could require the Company to reassess its potential exposure related to environmental matters. The Company may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from current or discontinued operations, could result in substantial costs and liabilities in the future. As such information becomes available, or other relevant developments occur, related accrual amounts will be adjusted accordingly. While there are still uncertainties relating to the ultimate costs which may be incurred, based upon the Company's evaluation and experience to date, the Company believes the recorded reserves are adequate.

     For a further discussion of other environmental matters, see Legal Proceedings above.

     Other than the items discussed above, management is not aware of any other commitments or contingent liabilities which would have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

5. SEGMENT INFORMATION

                                                                       SEGMENTS
                                                     AS OF OR FOR THE QUARTER ENDED JUNE 30, 1999
                                         --------------------------------------------------------------------
                                         TENNESSEE   EL PASO   EL PASO     EL PASO       EL PASO
                                            GAS      NATURAL    FIELD      ENERGY        ENERGY
                                         PIPELINE      GAS     SERVICES   MARKETING   INTERNATIONAL    TOTAL
                                         ---------   -------   --------   ---------   -------------   -------
                                                                    (IN MILLIONS)
Revenues from external customers.......   $  182     $  120     $   95     $1,351        $   12       $ 1,760
Intersegment revenues..................        7          1         16         19            --            43
Operating income (loss)................      110         54         13         --            (7)          170
EBIT...................................      113         54         36          6            16           225
Segment assets.........................    4,919      1,714      1,480      1,340         1,193        10,646

                                                                       SEGMENTS
                                                     AS OF OR FOR THE QUARTER ENDED JUNE 30, 1998
                                          -------------------------------------------------------------------
                                          TENNESSEE   EL PASO   EL PASO     EL PASO       EL PASO
                                             GAS      NATURAL    FIELD      ENERGY        ENERGY
                                          PIPELINE      GAS     SERVICES   MARKETING   INTERNATIONAL   TOTAL
                                          ---------   -------   --------   ---------   -------------   ------
                                                                     (IN MILLIONS)
Revenues from external customers........   $  168     $  124      $ 49      $  938         $ 16        $1,295
Intersegment revenues...................       10         --        15           5           --            30
Operating income (loss).................       65         56        14          (4)          (6)          125
EBIT....................................       72         57        17          --            9           155
Segment assets..........................    4,939      1,791       957         701          752         9,140

                                                                       SEGMENTS
                                                   AS OF OR FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                         --------------------------------------------------------------------
                                         TENNESSEE   EL PASO   EL PASO     EL PASO       EL PASO
                                            GAS      NATURAL    FIELD      ENERGY        ENERGY
                                         PIPELINE      GAS     SERVICES   MARKETING   INTERNATIONAL    TOTAL
                                         ---------   -------   --------   ---------   -------------   -------
                                                                    (IN MILLIONS)
Revenues from external customers.......   $  383     $  238     $  169     $2,435        $   29       $ 3,254
Intersegment revenues..................       14          1         33         21            --            69
Operating income (loss)................      213        110         23          5           (23)          328
EBIT...................................      226        110         52         14            19           421
Segment assets.........................    4,919      1,714      1,480      1,340         1,193        10,646

                                                                       SEGMENTS
                                                    AS OF OR FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                          -------------------------------------------------------------------
                                          TENNESSEE   EL PASO   EL PASO     EL PASO       EL PASO
                                             GAS      NATURAL    FIELD      ENERGY        ENERGY
                                          PIPELINE      GAS     SERVICES   MARKETING   INTERNATIONAL   TOTAL
                                          ---------   -------   --------   ---------   -------------   ------
                                                                     (IN MILLIONS)
Revenues from external customers........   $  371     $  238      $108      $2,165         $ 28        $2,910
Intersegment revenues...................       19          1        24           9           --            53
Operating income (loss).................      159        108        34          (4)         (13)          284
EBIT....................................      170        109        41          --           11           331
Segment assets..........................    4,939      1,791       957         701          752         9,140

     The reconciliations of EBIT to income before income taxes, minority interest, and cumulative effect of accounting change are presented below.

                                                     QUARTER ENDED    SIX MONTHS ENDED
                                                       JUNE 30,           JUNE 30,
                                                     -------------    ----------------
                                                     1999     1998     1999      1998
                                                     -----    ----    ------    ------
                                                               (IN MILLIONS)
Total EBIT for reportable segments.................  $ 225    $155    $ 421     $ 331
Corporate expenses, net............................   (127)     (6)    (133)      (19)
Interest and debt expense..........................    (82)    (61)    (155)     (125)
                                                     -----    ----    -----     -----
Income before income taxes, minority interest, and
  cumulative effect of accounting change...........  $  16    $ 88    $ 133     $ 187
                                                     =====    ====    =====     =====

6. DEBT AND OTHER CREDIT FACILITIES

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

     The average interest rate of short-term borrowings was 5.3% and 5.8% at June 30, 1999 and December 31, 1998, respectively. The Company had short-term borrowings, including current maturities of long-term debt, at June 30, 1999, and December 31, 1998, as follows:

                                                              1999     1998
                                                              -----    ----
                                                              (IN MILLIONS)
EPEC revolving credit facility..............................  $  --    $350
Commercial paper............................................    340     340
Other credit facilities.....................................     70      60
Current maturities of long-term debt........................     62      62
Less amount reclassified as long-term debt..................   (410)     --
                                                              -----    ----
                                                              $  62    $812
                                                              =====    ====

     In July 1999, EPEC issued $600 million aggregate principal amount of 6.625% Senior Notes due 2001 and $100 million aggregate principal amount of floating rate Senior Notes due 2001 with an interest rate equal to LIBOR plus .65%. Proceeds of approximately $697 million, net of issuance costs, were used to repay approximately $410 million of short-term borrowings and the remaining amount was used for general corporate purposes. As a result of this transaction, $410 million of short-term borrowings was reclassified and reflected as long-term debt at June 30, 1999.

7. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at June 30, 1999, and December 31, 1998, consisted of the following:

                                                               1999      1998
                                                              ------    ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost
  Tennessee Gas Pipeline....................................  $2,499    $2,438
  El Paso Natural Gas.......................................   2,419     2,417
  El Paso Field Services....................................   1,125     1,118
  El Paso Energy Marketing..................................      46        47
  El Paso Energy International..............................     176       162
  Corporate and Other.......................................     110       103
                                                              ------    ------
                                                               6,375     6,285
Less accumulated depreciation and depletion.................   1,648     1,546
                                                              ------    ------
                                                               4,727     4,739
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................   2,467     2,481
                                                              ------    ------
Total property, plant, and equipment, net...................  $7,194    $7,220
                                                              ======    ======

     Current FERC policy does not permit the Company to recover amounts in excess of original cost allocated in purchase accounting to its regulated operations through rates.

8. EARNINGS PER SHARE

     The computation of basic and diluted earnings per common share amounts are presented below.

                                                                   QUARTER ENDED JUNE 30,
                                                              ---------------------------------
                                                                   1999              1998
                                                              ---------------   ---------------
                                                              BASIC   DILUTED   BASIC   DILUTED
                                                              -----   -------   -----   -------
                                                                  (IN MILLIONS, EXCEPT PER
                                                                    COMMON SHARE AMOUNTS)
Net income..................................................  $   5    $   5    $  55    $  55
  Interest on trust preferred securities(1).................     --       --       --        3
                                                              -----    -----    -----    -----
Adjusted net income.........................................  $   5    $   5    $  55    $  58
                                                              =====    =====    =====    =====
Average common shares outstanding...........................    117      117      116      116
Effect of diluted securities
  Restricted stock..........................................     --       --       --        2
  Stock options.............................................     --        2       --        3
  Trust preferred securities(1).............................     --       --       --        8
                                                              -----    -----    -----    -----
Average common shares outstanding...........................    117      119      116      129
                                                              =====    =====    =====    =====
Earnings per common share...................................  $0.04    $0.04    $0.47    $0.45
                                                              =====    =====    =====    =====

                                                                  SIX MONTHS ENDED JUNE 30,
                                                              ----------------------------------
                                                                    1999              1998
                                                              ----------------   ---------------
                                                              BASIC    DILUTED   BASIC   DILUTED
                                                              ------   -------   -----   -------
                                                                   (IN MILLIONS, EXCEPT PER
                                                                    COMMON SHARE AMOUNTS)
Income before cumulative effect of accounting change........  $   76   $   76    $ 113    $ 113
  Interest on trust preferred securities(1).................      --       --       --        3
                                                              ------   ------    -----    -----
  Adjusted income before cumulative effect of accounting
     change.................................................      76       76      113      116
  Cumulative effect of accounting change, net of income
     taxes..................................................     (13)     (13)      --       --
                                                              ------   ------    -----    -----
Adjusted net income.........................................  $   63   $   63    $ 113    $ 116
                                                              ======   ======    =====    =====
Average common shares outstanding...........................     116      116      116      116
Effect of diluted securities
  Restricted stock..........................................      --       --       --        2
  Stock options.............................................      --        3       --        3
  Trust preferred securities(1).............................      --       --       --        5
                                                              ------   ------    -----    -----
Average common shares outstanding...........................     116      119      116      126
                                                              ======   ======    =====    =====
Earnings per common share
  Adjusted income before cumulative effect of accounting
     change.................................................  $ 0.65   $ 0.64    $0.97    $0.92
  Cumulative effect of accounting change, net of income
     taxes..................................................   (0.11)   (0.11)      --       --
                                                              ------   ------    -----    -----
  Net income................................................  $ 0.54   $ 0.53    $0.97    $0.92
                                                              ======   ======    =====    =====

---------------

(1) The trust preferred securities are potentially convertible into approximately 8 million common shares. The impact of the assumed conversion for the 1999 periods would be antidilutive in the computation of diluted earnings per share and is therefore excluded.

9. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Derivative Instruments and Hedging Activities

     In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This pronouncement requires that an entity classify all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The standard was amended by Statement of Financial Accounting Standards No. 137 issued in June 1999. The amendment defers the effective date to fiscal years beginning after June 15, 2000. The Company is currently evaluating the effects of this pronouncement.

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

                              RECENT DEVELOPMENTS

MERGER WITH SONAT INC.

     In March 1999, the Company announced it had entered into a definitive agreement to acquire Sonat. On June 10, 1999, the Company's and Sonat's stockholders approved the second amended and restated agreement and plan of merger. EPEC will issue to Sonat stockholders one share of EPEC common stock for each share of Sonat common stock owned by them (approximately 110 million shares), and EPEC's certificate of incorporation will be amended to authorize the issuance of up to 750 million shares of common stock and up to 50 million shares of preferred stock. The approval of the merger resulted in a defined change in control in EPEC. As a result, the vesting for certain employee benefits was accelerated. The Company paid $8 million during the second quarter of 1999 and expects to pay approximately $50 million during the third quarter of 1999 related to benefits under these plans.

     The Company will account for the merger as a pooling of interests. The Company and Sonat will complete the merger only if a number of conditions are satisfied or waived, including:

     - no law or court order prohibits the transaction;

     - the waiting period under federal antitrust laws applicable to the merger expires or terminates;

     - all other regulatory approvals are received without conditions that would be materially adverse to the Company's and Sonat's combined businesses, financial condition, or results of operations; and

     - attorneys for the Company and Sonat issue opinions that the merger is expected to be tax-free.

     Sonat is a diversified energy holding company engaged in domestic oil and natural gas exploration and production, the transmission and storage of natural gas, and natural gas and power marketing. Sonat owns interests in approximately 14,000 miles of natural gas pipelines extending across the southeastern United States from Texas to South Carolina and Florida. Also, Sonat has interests in oil and gas producing properties in Louisiana, Texas, Oklahoma, Arkansas, Alabama, New Mexico and the Gulf of Mexico. As of December 31, 1998, Sonat owned approximately 1.6 trillion cubic feet equivalent of proved natural gas and oil reserves.

                             RESULTS OF OPERATIONS

  SEGMENT RESULTS

                                                               QUARTER          SIX MONTHS
                                                                ENDED             ENDED
                                                               JUNE 30,          JUNE 30,
                                                            --------------    --------------
                                                            1999     1998     1999     1998
                                                            -----    -----    -----    -----
                                                                     (IN MILLIONS)
    EARNINGS BEFORE INTEREST EXPENSE AND INCOME TAXES
Tennessee Gas Pipeline....................................  $ 113    $  72    $ 226    $ 170
El Paso Natural Gas.......................................     54       57      110      109
                                                            -----    -----    -----    -----
  Regulated segments......................................    167      129      336      279
El Paso Field Services....................................     36       17       52       41
El Paso Energy Marketing..................................      6       --       14       --
El Paso Energy International..............................     16        9       19       11
                                                            -----    -----    -----    -----
  Non-regulated segments..................................     58       26       85       52
Corporate expenses, net...................................   (127)      (6)    (133)     (19)
                                                            -----    -----    -----    -----
  Total EBIT..............................................  $  98    $ 149    $ 288    $ 312
                                                            =====    =====    =====    =====

  TENNESSEE GAS PIPELINE

                                                               QUARTER          SIX MONTHS
                                                                ENDED             ENDED
                                                               JUNE 30,          JUNE 30,
                                                            --------------    --------------
                                                            1999     1998     1999     1998
                                                            -----    -----    -----    -----
                                                                     (IN MILLIONS)
Operating revenues........................................  $ 189    $ 178    $ 397    $ 390
Operating expenses........................................    (79)    (113)    (184)    (231)
Other -- net..............................................      3        7       13       11
                                                            -----    -----    -----    -----
  EBIT....................................................  $ 113    $  72    $ 226    $ 170
                                                            =====    =====    =====    =====

     Second Quarter 1999 Compared to Second Quarter 1998

     Operating revenues for the quarter ended June 30, 1999, were $11 million higher than for the same period of 1998 primarily due to the favorable resolution of a regulatory issue in the quarter and the impact of a downward revision in the amount of recoverable interest on GSR costs in 1998. The increase was partially offset by a favorable customer settlement in the second quarter of 1998.

     Operating expenses for the quarter ended June 30, 1999, were $34 million lower than for the same period of 1998. This decrease was primarily due to the favorable resolution of an outstanding FERC proceeding in the second quarter of 1999.

     Other -- net for the quarter ended June 30, 1999, was $4 million lower than for the same period of 1998. The decrease was primarily due to a gain on the sale of assets in the second quarter of 1998 and lower earnings from equity investments in 1999.

     Six Months Ended 1999 Compared to Six Months Ended 1998

     Operating revenues for the six months ended June 30, 1999, were $7 million higher than for the same period of 1998 primarily due to the favorable resolution of regulatory issues and the impact of a downward revision in the amount of recoverable interest on GSR costs in the second quarter of 1998. The increase was partially offset by a favorable customer settlement in the second quarter of 1998, and lower miscellaneous operating revenue.

     Operating expenses for the six months ended June 30, 1999, were $47 million lower than for the same period of 1998. The decrease was primarily due to the favorable resolution of certain regulatory issues. The decrease was also attributable to lower system fuel usage associated with operating efficiencies achieved as a result of lower throughput levels.

     Other -- net for the six months ended June 30, 1999, was $2 million higher than for the same period of 1998. The increase was primarily due to the favorable resolution of regulatory and contractual issues in the first quarter of 1999, partially offset by a gain on the sale of assets in the second quarter of 1998.

  EL PASO NATURAL GAS

                                                               QUARTER          SIX MONTHS
                                                                ENDED             ENDED
                                                              JUNE 30,           JUNE 30,
                                                            -------------     --------------
                                                            1999     1998     1999     1998
                                                            ----     ----     ----     -----
                                                                     (IN MILLIONS)
Operating revenues........................................  $121     $124     $239     $ 239
Operating expenses........................................   (67)     (68)    (129)     (131)
Other -- net..............................................    --        1       --         1
                                                            ----     ----     ----     -----
  EBIT....................................................  $ 54     $ 57     $110     $ 109
                                                            ====     ====     ====     =====

     Second Quarter 1999 Compared to Second Quarter 1998

     Operating revenues for the quarter ended June 30, 1999, were $3 million lower than for the same period of 1998 primarily due to the favorable resolution of a contested rate matter in the second quarter of 1998. This decrease was partially offset by revenues from the sale of capacity to Dynegy, as well as an increase in other transportation revenues.

     Six Months Ended 1999 Compared to Six Months Ended 1998

     Operating revenues for the six months ended June 30, 1999, were unchanged from the same period of 1998. The 1999 results reflect an increase in revenues from the sale of capacity to Dynegy, as well as an increase in other transportation revenues. These increases were offset by the favorable resolution of a contested rate matter in the second quarter of 1998.

  EL PASO FIELD SERVICES

                                                                QUARTER         SIX MONTHS
                                                                 ENDED             ENDED
                                                               JUNE 30,          JUNE 30,
                                                             -------------     -------------
                                                             1999     1998     1999     1998
                                                             ----     ----     ----     ----
                                                                      (IN MILLIONS)
Gathering and treating margin..............................  $ 36     $ 38     $ 76     $ 77
Processing margin..........................................    11       12       20       26
Other margin...............................................     4       --        4        2
                                                             ----     ----     ----     ----
          Total gross margin...............................    51       50      100      105
Operating expenses.........................................   (38)     (36)     (77)     (71)
Other -- net...............................................    23        3       29        7
                                                             ----     ----     ----     ----
  EBIT.....................................................  $ 36     $ 17     $ 52     $ 41
                                                             ====     ====     ====     ====

     Second Quarter 1999 Compared to Second Quarter 1998

     Total gross margin for the quarter ended June 30, 1999, was $1 million higher than for the same period of 1998. The increase was primarily attributable to the acquisition of EnCap in the first quarter of 1999. This increase was partially offset by lower realized liquids prices during 1999 compared to the same period of 1998. Also offsetting the increase in total gross margin, were lower gathering and treating volumes, which were largely attributable to the sale of the natural gas gathering and treating assets in the Anadarko Basin in September 1998. The impact of the global compression project served to substantially offset the decrease in gathering and treating volumes.

     Operating expenses for the quarter ended June 30, 1999, were $2 million higher than for the same period of 1998 primarily due to an increase in amortization and depreciation expense attributable to acquisitions.

     Other -- net for the quarter ended June 30, 1999, was $20 million higher than for the same period of 1998 primarily due to net gains on the sale of assets in the second quarter of 1999 and additional earnings from equity investments primarily attributable to the acquisition of DeepTech International Inc.

     Six Months Ended 1999 Compared to Six Months Ended 1998

     Total gross margin for the six months ended June 30, 1999, was $5 million lower than for the same period of 1998. The decrease resulted primarily from lower realized liquids prices during 1999 compared to the same period of 1998. The contribution from EnCap partially offset the decrease in total gross margin. The slight decrease in the gathering and treating margin resulted from lower gathering and treating volumes largely attributable to the sale of the natural gas gathering and treating assets in the Anadarko Basin in September 1998. The impact of the global compression project served to substantially offset the decrease in gathering and treating volumes.

     Operating expenses for the six months ended June 30, 1999, were $6 million higher than for the same period of 1998 primarily due to an increase in amortization and depreciation expense attributable to acquisitions.

     Other -- net for the six months ended June 30, 1999, was $22 million higher than for the same period of 1998 primarily due to net gains on the sale of assets in the second quarter of 1999 and additional earnings from equity investments primarily attributable to the acquisition of DeepTech International Inc.

  EL PASO ENERGY MARKETING

                                                             QUARTER     SIX MONTHS
                                                              ENDED         ENDED
                                                            JUNE 30,      JUNE 30,
                                                           -----------   -----------
                                                           1999   1998   1999   1998
                                                           ----   ----   ----   ----
                                                                 (IN MILLIONS)
Natural gas margin.......................................  $ 13   $ (8)  $ 30   $ (2)
Power margin.............................................     1     12      3     19
                                                           ----   ----   ----   ----
          Total gross margin.............................    14      4     33     17
Operating expenses.......................................   (14)    (8)   (28)   (21)
Other -- net.............................................     6      4      9      4
                                                           ----   ----   ----   ----
  EBIT...................................................  $  6   $ --   $ 14   $ --
                                                           ====   ====   ====   ====

     Second Quarter 1999 Compared to Second Quarter 1998

     Total gross margin for the quarter ended June 30, 1999, was $10 million higher than for the same period of 1998. The increase in the natural gas margin was primarily due to the income recognition from long-term natural gas transactions closed during the quarter. The decrease in the power margin was largely attributable to the rapid increase in the market value of certain open power contracts due to price volatility in the second quarter of 1998, partially offset by the contribution from power generation facilities acquired in December 1998.

     Operating expenses for the quarter ended June 30, 1999, were $6 million higher than for the same period of 1998 primarily due to operating costs associated with an increase in power activities.

     Other -- net for the quarter ended June 30, 1999, was $2 million higher than for the same period of 1998 primarily due to additional earnings from the acquisition of a 50 percent ownership interest in CE Generation LLC in March 1999, partially offset by a gain on the sale of assets sold in the second quarter of 1998.

     Six Months Ended 1999 Compared to Six Months Ended 1998

     Total gross margin for the six months ended June 30, 1999, was $16 million higher than for the same period of 1998. The increase in the natural gas margin was primarily due to the income recognition from long-term natural gas transactions closed during the year. The decrease in the power margin was largely attributable to the rapid increase in the market value of certain open power contracts due to price volatility in the second quarter of 1998 and income recognition from electric power transactions during the first quarter of 1998. This decrease was partially offset by the contribution from power generation facilities acquired in December 1998.

     Operating expenses for the six months ended June 30, 1999, were $7 million higher than for the same period of 1998 primarily due to operating costs associated with an increase in power activities.

     Other -- net for the six months ended June 30, 1999, was $5 million higher than for the same period of 1998 primarily due to additional earnings from the acquisition of a 50 percent ownership interest in CE Generation LLC in March 1999, partially offset by a gain on the sale of assets sold in the second quarter of 1998.

  EL PASO ENERGY INTERNATIONAL

                                                             QUARTER     SIX MONTHS
                                                              ENDED         ENDED
                                                            JUNE 30,      JUNE 30,
                                                           -----------   -----------
                                                           1999   1998   1999   1998
                                                           ----   ----   ----   ----
                                                                 (IN MILLIONS)
Operating revenues.......................................  $ 12   $ 16   $ 29   $ 28
Operating expenses.......................................   (19)   (22)   (52)   (41)
Other -- net.............................................    23     15     42     24
                                                           ----   ----   ----   ----
  EBIT...................................................  $ 16   $  9   $ 19   $ 11
                                                           ====   ====   ====   ====

     Second Quarter 1999 Compared to Second Quarter 1998

     Operating revenues for the quarter ended June 30, 1999, were $4 million lower than for the same period of 1998 primarily due to a decrease in revenues from the Manaus Power project.

     Operating expenses for the quarter ended June 30, 1999, were $3 million lower than for the same period of 1998 primarily due to a decrease in project development costs. The decrease was partially offset by higher operating expenses.

     Other -- net for the quarter ended June 30, 1999, was $8 million higher than for the same period of 1998 due to higher earnings from equity investments. The increase was primarily attributable to the earnings from EAPRC and from the Samalayuca Power project.

     Six Months Ended 1999 Compared to Six Months Ended 1998

     Operating revenues for the six months ended June 30, 1999, were $1 million higher than for the same period of 1998 primarily due to the consolidation for financial reporting purposes of the Manaus Power project in May 1998. The increase was partially offset by lower Manaus revenues in the second quarter of 1999.

     Operating expenses for the six months ended June 30, 1999, were $11 million higher than for the same period of 1998. The increase was primarily due to higher operating expenses attributable to the consolidation of the Manaus Power project.

     Other -- net for the six months ended June 30, 1999, was $18 million higher than for the same period of 1998. The increase was due to higher earnings from equity investments primarily attributable to the Samalayuca Power project and EAPRC, as well as higher interest income. The increase was partially offset by the recognition of certain gains from project-related activities in the second quarter of 1998.

CORPORATE EXPENSES, NET

     Net corporate expenses for the quarter and six months ended June 30, 1999, were higher than for the same period of 1998 primarily due to charges in the second quarter of 1999 related to the merger with Sonat. These charges included the accelerated amortization of certain employee benefits and various legal, accounting, and financial advisory costs. The Company expects to incur additional merger-related charges through the close of the merger, which is expected to occur during the third or fourth quarter of 1999.

INTEREST AND DEBT EXPENSE

     Interest and debt expense for the quarter and six months ended June 30, 1999, was higher than for the same period of 1998 primarily due to increased borrowings used to fund capital expenditures, acquisitions, and other investing expenditures.

                        LIQUIDITY AND CAPITAL RESOURCES

  CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $194 million lower for the six months ended June 30, 1999, compared to the same period of 1998. The decrease was primarily attributable to net income tax refunds received in 1998, broker margin requirements, lower GSR collections, and the early payout of certain employee benefits in the second quarter of 1999. The decrease was partially offset by a take-or-pay refund to EPNG customers in 1998 and other working capital changes.

  CASH FROM INVESTING ACTIVITIES

     Net cash used in investing activities was $788 million for the six months ended June 30, 1999. Expenditures related to joint ventures and equity investments were primarily for the acquisition of the 50 percent ownership interest in CE Generation LLC, as well as the acquisition of a 65 percent ownership interest in EAPRC. Other investment activity included expenditures for expansion and construction projects, as well as the acquisition of EnCap. Internally generated funds, supplemented by other financing activities, were used to fund these expenditures.

     Future funding for capital expenditures, acquisitions, and other investing expenditures is expected to be provided by internally generated funds, commercial paper issuances, available capacity under existing credit facilities, and/or the issuance of other long-term debt, trust securities, or equity.

  CASH FROM FINANCING ACTIVITIES

     Net cash provided by financing activities was $680 million for the six months ended June 30, 1999. Long-term debt borrowings and proceeds from the sale of LLC member interests, supplemented by internally generated funds, were used to fund capital and equity investments, reduce short-term borrowings, pay dividends, and for other corporate purposes.

     The following table reflects quarterly dividends declared and paid on EPEC's common stock:

                                          AMOUNT PER
           DECLARATION DATE              COMMON SHARE      PAYMENT DATE       TOTAL AMOUNT
           ----------------              ------------      ------------       -------------
                                                                              (IN MILLIONS)
October 22, 1998.......................    $0.19125       January 4, 1999          $22
January 21, 1999.......................    $0.20000        April 1, 1999           $23
April 21, 1999.........................    $0.20000        July 1, 1999            $24

     In July 1999, the board of directors of EPEC declared a quarterly dividend of $0.20 per share on EPEC's common stock, payable on October 1, 1999, to stockholders of record on September 3, 1999. Also during the first half of 1999, dividends of $12 million were paid on the 8 1/4% cumulative preferred stock, series A of EPTPC.

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

     In June 1999, the Company received net proceeds of $493 million from a third-party investor as a result of the issuance of a non-controlling preferred member interest in a limited liability company formed for the purpose of raising funds for the Company's investment projects and other assets.

     At June 30, 1999, the Company had approximately $1,160 million available under its revolving credit facilities. The availability of borrowings under the Company's credit agreements is subject to certain specified conditions, which management believes it currently meets.

     In July 1999, EPEC issued $600 million aggregate principal amount of 6.625% Senior Notes due 2001 and $100 million aggregate principal amount of floating rate Senior Notes due 2001. Proceeds of approximately $697 million, net of issuance costs, were used to repay short-term borrowings and for other corporate purposes. As a result of this transaction, $410 million of short-term borrowings has been reclassified and reflected as long-term debt at June 30, 1999.

     In July 1999, the Company rescinded its common stock repurchase program in order to comply with the requirements of the Financial Accounting Standards Board and the U.S. Securities and Exchange Commission with respect to the treatment of the Company's merger with Sonat as a pooling of interests under generally accepted accounting principles. The program originally authorized the Company to repurchase up to 10 million shares. At July 31, 1999, the Company had repurchased approximately 1 million shares with a weighted average price of $35.77.

     In July 1999, the Company established an employee stock purchase plan ("ESPP"), with the first purchase of common stock to occur at the end of the quarter in which the EPEC and Sonat merger occurs. The ESPP allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85 percent of the market price at the beginning of the offering period or at the end of each calendar quarter. At July 1, 1999, a total of 2 million shares were reserved for purchase under the ESPP. The Company will record a liability for the ESPP withholdings not yet applied towards the purchase of common stock.

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

                                     OTHER

     The Company has agreed to acquire ownership interests in the Newark Bay Cogeneration Facility and East Coast Power for approximately $280 million. The Newark Bay facility is a 137 megawatt natural gas-fired cogeneration plant located in New Jersey which sells power to a large utility and steam to various local customers. East Coast Power has three natural gas-fired plants located in New Jersey with a combined capacity of 1,037 megawatts and long-term power purchase agreements with three utilities. The Company anticipates closing these transactions in the third quarter of 1999.

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

     In recognition of the importance of Year 2000 issues and their potential impact on the Company, the initial phase of the Year 2000 project involved the establishment of a company-wide awareness program. The awareness program is directed by the executive steering committee and project team and includes participation of senior management in each core business area. The awareness phase is substantially completed, although the Company will continually update awareness efforts for the duration of the Year 2000 project.

     The Company's assessment phase consists of conducting a company-wide inventory of its key automated systems and related processes, analyzing and assigning levels of criticality to those systems and processes, identifying and prioritizing resource requirements, developing validation strategies and testing plans, and evaluating business partner relationships. The portion of the assessment phase related to internally developed computer applications, hardware and equipment, third-party-developed software, and embedded chips is substantially complete. The assessment phase of the project, among other things, involves efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment products, embedded chip systems, and software products being used by or impacting the Company are or will be modified to be Year 2000 compliant. Increasingly, the responses from such third parties are generally encouraging. Nonetheless, many of these responses lack the substantive detail to allow the Company to make a meaningful evaluation of such third-parties' Year 2000 readiness. Furthermore, in some circumstances, third parties are refusing to provide any response beyond those contained in their publicly-disseminated information. As a result, the overall evaluation of the Company's business partners' Year 2000 readiness remains inconclusive. Accordingly, the Company cannot predict the potential consequences if these or other third parties or their products are not Year 2000 compliant. The Company continues to evaluate the exposure associated with such business partner relationships, and will use the contingency planning process to attempt to mitigate the uncertainty concerning third-party readiness.

     The remediation phase involves converting, modifying, replacing or eliminating key automated systems identified in the assessment phase. The testing phase involves the validation of the identified key automated systems. The Company is utilizing test tools and written test procedures to document and validate, as necessary, its unit, system, integration and acceptance testing. The implementation phase involves placing the converted or replaced key automated systems into operation. Except as noted in the following paragraph, the Company is substantially complete with its remediation, testing and implementation phases for domestic systems.

     One system that is important to the Company's efficient management of its core-business process, but which was not substantially complete with respect to Year 2000 issues as of June 30, 1999, is the nominations, scheduling and volume accounting applications utilized by TGP. In 1998, FERC mandated that all regulated pipelines were to implement a dual communication system involving Gas Industry Standards Board ("GISB") approved Electronic Data Interchange ("EDI") file transfers and standardized Internet web sites by June 2000, so shippers would have the option of choosing the communication mode (EDI or the Internet web site) that best fits their business needs. TGP had planned to implement a new system in October 1999 that would allow for both modes of communication. In the second quarter of 1999, TGP determined that a delay in the implementation of the new system would be necessary to allow sufficient time to ensure that the current nominations system is Year 2000 compliant. A request was filed with FERC in June 1999, to delay compliance with certain GISB requirements. In July 1999, FERC granted TGP an extension until April 2000. The Company expects TGP to substantially complete remediation, testing and implementation of necessary Year 2000 revisions to its existing nominations system during the third quarter of 1999.

     The Company had previously identified the contingency planning phase as a subset of the implementation phase, but has now established the process as its own phase of the overall Year 2000 program. The contingency planning phase consists of developing a risk profile of the Company's critical business processes and then providing for actions the Company will pursue to keep such processes operational in the event of

Year 2000 disruptions. The focus of such contingency planning is on prompt response to any Year 2000 events, and a plan for subsequent resumption of normal operations. The plan is expected to assess the risk of a significant failure to critical processes performed by the Company, and to address the mitigation of those risks. The plan will also consider any significant failures related to the most reasonably likely worst case scenario, discussed below, as they may occur. In addition, the plan is expected to factor in the severity and duration of the impact of a significant failure. The Company has developed contingency plans for each business unit and significant business process. By June 30, 1999, the Company had conducted desk-top testing of its contingency plans and anticipates conducting drills and mock outages over the next two calendar quarters, including some testing with certain customers and other significant third parties. The Year 2000 contingency plans will continue to be tested, modified and adjusted throughout the year as additional information becomes available.

     The goal of the Year 2000 project is to ensure that all of the critical systems and processes which are under the Company's direct control remain functional. Certain systems and processes may be interrelated with or dependent upon systems outside the Company's control. However, systems within the Company's control may also have unpredicted problems. Accordingly, there can be no assurance that significant disruptions will be avoided. The Company's present analysis of its most reasonably likely worst case scenario for Year 2000 disruptions includes sporadic Year 2000 failures in the telecommunications and electricity industries, as well as interruptions from suppliers that might cause disruptions in the Company's operations, thus causing temporary financial losses and an inability to deliver products and services to customers. Virtually all of the natural gas transported through the Company's interstate pipelines is owned by third parties. Accordingly, failures of natural gas producers to be ready for the Year 2000 could significantly disrupt the flow of product to the Company's customers. In many cases, the producers have no direct contractual relationship with the Company, and the Company relies on its customers to verify the Year 2000 readiness of the producers from whom they purchase natural gas. Since most of the Company's revenues from the delivery of natural gas are based upon fees paid by its customers for the reservation of capacity, and not based upon the volume of actual deliveries, short-term disruptions in deliveries caused by factors beyond the Company's control should not have a significant financial impact on the Company, although it could cause operational problems for the Company's customers. Longer-term disruptions, however, could materially impact the Company's results of operations, financial condition, and cash flows.

     While the Company owns or controls most of its domestic facilities and projects, nearly all of the Company's international investments have been made in conjunction with unrelated third parties. In many cases, the operators of such international facilities are not under the sole or direct control of the Company. As a consequence, the Year 2000 programs instituted at some of the international facilities may be different from the Year 2000 program implemented by the Company domestically, and the party responsible for the results of such program may not be under the direct or indirect control of the Company. In addition, the "non-controlled" programs may not provide the same degree of communication, documentation and coordination as the Company achieves in its domestic Year 2000 program. Moreover, the regulatory and legal environment in which such international facilities operate makes analysis of possible disruption and associated financial impact difficult. Many foreign countries appear to be substantially behind the United States in addressing potential Year 2000 disruption of critical infrastructure and in developing a framework governing the reporting requirements and relative liabilities of business entities. Accordingly, the Year 2000 risks posed by international operations as a whole are different than those presented domestically. As part of its Year 2000 effort, the Company is assessing the differences between the non-controlled programs and its domestic Year 2000 project, and has formulated and instituted a program for identifying such risks and preparing a response to such risks. While the Company is monitoring or actively assisting in the Year 2000 programs of its international ventures, and as a consequence, the Company has formed the belief that most of the international facilities in which it has significant investments are addressing Year 2000 issues in an adequate manner, it is possible that some of them may experience significant Year 2000 disruption, and that the aggregate effect of problems experienced at multiple international locations may be material and adverse. The Company is incorporating this possibility into the relevant contingency plans.

     While the total cost of the Company's Year 2000 project continues to be evaluated, the Company estimates that the costs remaining to be incurred in 1999 and 2000 associated with assessing, remediating and testing internally developed computer applications, hardware and equipment, embedded chip systems, and third-party-developed software will be between $8 million and $13 million. Of these estimated costs, the Company expects between $3 million and $6 million to be capitalized and the remainder to be expensed. As of June 30, 1999, the Company has incurred expenses of approximately $10 million and has capitalized costs of approximately $4 million. The Company has previously only traced incremental expenses related to its Year 2000 project. This means that the costs of the Year 2000 project related to salaried employees of the Company, including their direct salaries and benefits, are not available, and have not been included in the estimated costs of the project. Since the earlier phases of the project mostly involved work performed by such salaried employees, the costs expended to date do not reflect the percentage completion of the project. The Company anticipates that it will expend a substantial amount of the remaining costs in the contingency planning phase of the project, including the potential acquisition of back-up assets and systems that may be deployed in the event primary systems fail to perform fully according to expectations. As described herein, the Company and Sonat have entered into an agreement which will result in the merger of the Company and Sonat. If the merger is consummated, Sonat's Year 2000 risks, liabilities and expenses will be assumed by the Company. Based on its due diligence investigation in connection with the merger, the Company is not aware of any material Year 2000 risks, liabilities, or expenses that are not disclosed in Sonat's filings with the U.S. Securities and Exchange Commission. It is possible the Company may need to reassess its estimate of Year 2000 costs in the event the Company completes an acquisition of, or makes a material investment in, substantial facilities or another business entity.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Company held its annual meeting of stockholders on April 22, 1999. Proposals presented for a stockholders' vote included: i) election of eight directors; (ii) approval of the EPEC 1999 Omnibus Incentive Compensation Plan;
(iii) approval of the EPEC Employee Stock Purchase Plan; (iv) amendment of the Restated Certificate of Incorporation of EPNG to eliminate the provision relating to Section 251(g) of the Delaware General Corporation Law; (v) ratification of the appointment of PricewaterhouseCoopers LLP as independent certified public accountants for the fiscal year 1999; and (vi) stockholder proposal on corporate democracy.

     Each of the eight incumbent directors nominated by EPEC was elected with the following voting results:

                                                                  FOR        WITHHELD
                                                              -----------   ----------
Byron Allumbaugh...........................................   105,054,201      718,135
Juan Carlos Braniff........................................   102,713,825    3,058,512
Peter T. Flawn.............................................   104,909,490      862,847
James F. Gibbons...........................................   105,060,808      711,529
Ben F. Love................................................   105,045,519      726,818
Kenneth L. Smalley.........................................   105,109,316      663,020
Malcolm Wallop.............................................   105,075,975      696,362
William A. Wise............................................   104,993,185      779,151

     There were no broker non-votes for the election of directors.

     The EPEC 1999 Omnibus Incentive Compensation Plan was approved with the following results:

                                                                                BROKER
                                         FOR        AGAINST       ABSTAIN     NON-VOTES
                                      ----------   ----------   -----------   ----------
Approval of the EPEC 1999 Omnibus
  Incentive Compensation Plan.......  64,508,978   26,487,302     1,224,132   13,551,925

     The EPEC Employee Stock Purchase Plan was approved with the following results:

                                                                                BROKER
                                         FOR        AGAINST       ABSTAIN     NON-VOTES
                                      ----------   ----------   -----------   ----------
Approval of the EPEC Employee Stock
  Purchase Plan.....................  89,264,941    1,971,083       303,543   14,232,770

     The amendment to the Restated Certificate of Incorporation of EPNG to eliminate the provision relating to Section 251(g) of the Delaware General Corporation Law was approved with the following results:

                                                                                BROKER
                                         FOR        AGAINST       ABSTAIN     NON-VOTES
                                      ----------   ----------   -----------   ----------
Approval of amendment to the
  Restated Certificate of
  Incorporation of EPNG to eliminate
  the provision relating to Section
  251(g) of the Delaware General
  Corporation Law...................  85,128,033    5,882,380       532,147   14,229,776

     The appointment of PricewaterhouseCoopers LLP as the Company's independent certified public accountants for the fiscal year 1999 was ratified with the following voting results:

                                          FOR        AGAINST       ABSTAIN
                                      -----------   ----------   -----------
Ratification of the appointment of
  PricewaterhouseCoopers LLP........  104,531,436    1,026,900       214,001

     There were no broker non-votes for the ratification of PricewaterhouseCoopers LLP.

     The stockholder proposal on corporate democracy failed with the following voting results:

                                                                                BROKER
                                         FOR        AGAINST       ABSTAIN     NON-VOTES
                                      ----------   ----------   -----------   ----------
Stockholder Proposal Relating to
  Corporate Democracy...............   7,399,726   78,974,406     5,180,070   14,218,135

     The Company held a special meeting of stockholders on June 10, 1999. The proposal presented for a stockholder vote was to approve and adopt the Second Amended and Restated Agreement and Plan of Merger by and between EPEC and Sonat and the approval of an amendment to EPEC's Restated Certificate of Incorporation, to authorize the issuance of up to 750 million shares of common stock and 50 million shares of preferred stock. The proposal was approved with the following voting results:

                                         FOR        AGAINST       ABSTAIN
                                      ----------   ----------   -----------
Approval and Adoption of the Second
  Amended and Restated Agreement and
  Plan of Merger and the approval of
  an amendment to EPEC's Restated
  Certificate of Incorporation to
  authorize the issuance of up to
  750 million shares of common stock
  and 50 million shares of preferred
  stock.............................  88,779,225    4,497,516       201,001

     There were no broker non-votes on the proposal.

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

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.G            -- Indenture dated as of May 10, 1999, by and between EPEC and The Chase Manhattan Bank, as Trustee (Exhibit 4.1 to
                            EPEC's Form 8-K, dated
                            May 10, 1999).
          4.H            -- First Supplemental Indenture dated as of May 10, 1999, by and between the Company and The Chase Manhattan Bank, as
                            Trustee, including the form of 6 3/4% Senior Note Due
                            2009 (Exhibit 4.2 to EPEC's Form 8-K, filed May 10,
                            1999).
         *4.I            -- Second Supplemental Indenture dated as of July 12, 1999, between EPEC and The Chase Manhattan Bank, as Trustee,
                            including the form of 6.625% Senior Note Due 2001.
         *4.J            -- Third Supplemental Indenture dated as of July 12, 1999, by and between the Company and The Chase Manhattan Bank,
                            as Trustee, including the form of Floating Rate Senior
                            Note Due 2001.
       *+10.E.2          -- Amendment No. 2, effective as of July 16, 1999, to the
                            1995 Compensation Plan for Non-Employee Directors,
                            Amended and Restated effective as of August 1, 1998.
       *+10.F.1          -- Amendment No. 1, effective as of July 16, 1999, to the
                            Stock Option Plan for Non-Employee Directors, Amended and
                            Restated effective as of January 20, 1999.
         10.T            -- EPEC Employee Stock Purchase Plan effective as of January
                            20, 1999 (Exhibit 10.1 to EPEC's Form S-8, filed May 20,
                            1999).
        *10.T.1          -- Amendment No. 1 to the Employee Stock Purchase Plan
                            effective as of May 24, 1999.
        *27              -- Financial Data Schedule.

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

     b. Reports on Form 8-K

          EPEC filed a report under Item 5 and Item 7 on Form 8-K, dated April 23, 1999, disclosing quarter operating results of EPEC for the quarter ended March 31, 1999.

          EPEC filed a report under Item 5 and Item 7 on Form 8-K, dated April 23, 1999, disclosing preliminary unaudited pro forma financial information of EPEC and Sonat, giving effect to the proposed merger.

          EPEC filed a report under Item 5 and Item 7 on Form 8-K/A dated April 30, 1999, to amend the current report on Form 8-K dated April 23, 1999, disclosing pro forma information, and including the audited consolidated financial statements of Sonat as of December 31, 1998 and 1997, and for the years ended December 31, 1998, 1997 and 1996.

          EPEC filed a report under Item 5 and Item 7 on Form 8-K, dated May 10, 1999 with respect to the issuance of $500 million aggregate principal amount of 6.75% Senior Notes due 2009.

          EPEC filed a report under Item 5 and Item 7 on Form 8-K, dated June 11, 1999, with respect to the approval by EPEC's stockholders of the proposed merger with Sonat.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EL PASO ENERGY CORPORATION

Date: August 12, 1999                              /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer



Date: August 12, 1999                             /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                               Vice President and Controller
                                                 (Chief Accounting Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           4.G           -- Indenture dated as of May 10, 1999, by and between EPEC and The Chase Manhattan Bank, as Trustee (Exhibit 4.1 to
                            EPEC's Form 8-K, dated
                            May 10, 1999).
           4.H           -- First Supplemental Indenture dated as of May 10, 1999, by and between the Company and The Chase Manhattan Bank, as
                            Trustee, including the form of 6 3/4% Senior Note Due
                            2009 (Exhibit 4.2 to EPEC's Form 8-K, filed May 10,
                            1999).
          *4.I           -- Second Supplemental Indenture dated as of July 12, 1999, between EPEC and The Chase Manhattan Bank, as Trustee,
                            including the form of 6.625% Senior Note Due 2001.
          *4.J           -- Third Supplemental Indenture dated as of July 12, 1999, by and between the Company and The Chase Manhattan Bank,
                            as Trustee, including the form of Floating Rate Senior
                            Note Due 2001.
        *+10.E.2         -- Amendment No. 2, effective as of July 16, 1999, to the
                            1995 Compensation Plan for Non-Employee Directors,
                            Amended and Restated effective as of August 1, 1998.
        *+10.F.1         -- Amendment No. 1, effective as of July 16, 1999, to the
                            Stock Option Plan for Non-Employee Directors, Amended and
                            Restated effective as of January 20, 1999.
          10.T           -- EPEC Employee Stock Purchase Plan effective as of January
                            20, 1999 (Exhibit 10.1 to EPEC's Form S-8, filed May 20,
                            1999).
         *10.T.1         -- Amendment No. 1 to the Employee Stock Purchase Plan
                            effective as of May 24, 1999.
         *27             -- Financial Data Schedule.