Form 10-Q
period 1999-09-30
EL PASO ENERGY CORP/DE
filed 1999-11-12
CIK 1066107

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     Common Stock, par value $3.00 per share. Shares outstanding on November 8, 1999: 228,319,547

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    GLOSSARY

     The following abbreviations, acronyms, or defined terms used in this Form 10-Q are defined below:

                                           DEFINITIONS
                                           -----------
ALJ...................  Administrative Law Judge
Company...............  El Paso Energy Corporation and its subsidiaries
Court of Appeals......  United States Court of Appeals for the District of Columbia Circuit
Dynegy................  Dynegy Inc., formerly known as NGC Corporation
EAPRC.................  East Asia Power Resources Corporation, a publicly traded Philippine company
EBIT..................  Earnings before interest expense and income taxes, excluding affiliated interest income
Edison................  Southern California Edison Company
EnCap.................  EnCap Investments L.L.C., a Delaware limited liability company
EPA...................  United States Environmental Protection Agency
EPEC..................  El Paso Energy Corporation, unless the context otherwise requires
EPFS..................  El Paso Field Services Company, a wholly owned subsidiary of El Paso
                        Tennessee Pipeline Co.
EPME..................  El Paso Merchant Energy segment, which is comprised of El Paso Energy
                        Marketing Company and El Paso Power Services Company
EPNG..................  El Paso Natural Gas Company, a wholly owned subsidiary of El Paso Energy
                        Corporation
EPTPC.................  El Paso Tennessee Pipeline Co., a direct subsidiary of El Paso Energy
                        Corporation
FERC..................  Federal Energy Regulatory Commission
GSR...................  Gas supply realignment
PCB(s)................  Polychlorinated biphenyl(s)
PLN...................  Perusahaan Listrik Negara, the Indonesian government-owned electric utility
PRP(s)................  Potentially responsible party(ies)
Sonat.................  Sonat Inc.
TGP...................  Tennessee Gas Pipeline Company, a wholly owned subsidiary of El Paso
                        Tennessee Pipeline Co.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           EL PASO ENERGY CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                  QUARTER         NINE MONTHS
                                                                   ENDED             ENDED
                                                               SEPTEMBER 30,     SEPTEMBER 30,
                                                              ---------------   ---------------
                                                               1999     1998     1999     1998
                                                              ------   ------   ------   ------
Operating revenues..........................................  $2,305   $1,615   $5,567   $4,530
                                                              ------   ------   ------   ------
Operating expenses
  Cost of gas and other products............................   1,902    1,244    4,316    3,372
  Operation and maintenance.................................     176      168      522      523
  Merger-related costs......................................      --       --      126       --
  Depreciation, depletion, and amortization.................      74       67      218      199
  Taxes, other than income taxes............................      20       24       71       70
                                                              ------   ------   ------   ------
                                                               2,172    1,503    5,253    4,164
                                                              ------   ------   ------   ------
Operating income............................................     133      112      314      366
                                                              ------   ------   ------   ------
Other income
  Equity investment earnings................................     (22)     (11)     (71)     (34)
  Other, net................................................     (25)     (36)     (83)     (71)
                                                              ------   ------   ------   ------
                                                                 (47)     (47)    (154)    (105)
                                                              ------   ------   ------   ------
Income before interest, income taxes, and other charges.....     180      159      468      471
                                                              ------   ------   ------   ------
Interest and debt expense...................................      83       65      230      186
Minority interest...........................................      12        4       20        8
Income tax expense..........................................      28       31       73       93
                                                              ------   ------   ------   ------
                                                                 123      100      323      287
                                                              ------   ------   ------   ------
Income before preferred dividends of subsidiary and
  cumulative effect of accounting change....................      57       59      145      184
Preferred stock dividends of subsidiary.....................       7        7       19       19
                                                              ------   ------   ------   ------

Income before cumulative effect of accounting change........      50       52      126      165
Cumulative effect of accounting change, net of income
  taxes.....................................................      --       --      (13)      --
                                                              ------   ------   ------   ------
Net income..................................................  $   50   $   52   $  113   $  165
                                                              ======   ======   ======   ======
Comprehensive income........................................  $   47   $   49   $  103   $  157
                                                              ======   ======   ======   ======
Basic earnings per common share
  Income before cumulative effect of accounting change......  $ 0.43   $ 0.45   $ 1.08   $ 1.42
  Cumulative effect of accounting change, net of income
    taxes...................................................      --       --    (0.11)      --
                                                              ------   ------   ------   ------
  Net income................................................  $ 0.43   $ 0.45   $ 0.97   $ 1.42
                                                              ======   ======   ======   ======
Diluted earnings per common share
  Income before cumulative effect of accounting change......  $ 0.42   $ 0.43   $ 1.06   $ 1.36
  Cumulative effect of accounting change, net of income
    taxes...................................................      --       --    (0.11)      --
                                                              ------   ------   ------   ------
  Net income................................................  $ 0.42   $ 0.43   $ 0.95   $ 1.36
                                                              ======   ======   ======   ======
Basic average common shares outstanding.....................     118      116      117      116
                                                              ======   ======   ======   ======
Diluted average common shares outstanding...................     120      127      119      125
                                                              ======   ======   ======   ======
Dividends declared per common share.........................  $ 0.20   $ 0.19   $ 0.60   $ 0.57
                                                              ======   ======   ======   ======

              The accompanying Notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                           EL PASO ENERGY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets
  Cash and cash equivalents.................................     $    92         $    90
  Accounts and notes receivable, net........................       1,531             734
  Materials and supplies....................................          51              49
  Assets from price risk management activities..............         309             181
  Other.....................................................         178             155
                                                                 -------         -------
          Total current assets..............................       2,161           1,209
Property, plant, and equipment, net.........................       7,305           7,220
Investments in unconsolidated affiliates....................       1,199             600
Other.......................................................       1,278           1,009
                                                                 -------         -------
          Total assets......................................     $11,943         $10,038
                                                                 =======         =======

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts and notes payable................................     $ 1,376         $   724
  Short-term borrowings (including current maturities of
     long-term debt)........................................         225             812
  Other.....................................................         522             595
                                                                 -------         -------
          Total current liabilities.........................       2,123           2,131
                                                                 -------         -------
Long-term debt, less current maturities.....................       3,720           2,552
                                                                 -------         -------
Deferred income taxes.......................................       1,654           1,564
                                                                 -------         -------
Other.......................................................       1,162             993
                                                                 -------         -------
Commitments and contingencies (See Note 4)
Company-obligated mandatorily redeemable convertible
  preferred securities of El Paso Energy Capital Trust I....         325             325
                                                                 -------         -------
Minority interest
  Preferred stock of subsidiary.............................         300             300
                                                                 -------         -------
  Other minority interest...................................         565              65
                                                                 -------         -------
Stockholders' equity
  Common stock, par value $3 per share; authorized
     275,000,000 shares; issued 126,925,480 and 124,434,110
     shares, respectively...................................         381             373
  Additional paid-in capital................................       1,506           1,436
  Retained earnings.........................................         501             460
  Treasury stock (at cost) 8,878,429 and 4,149,099 shares,
            respectively....................................        (270)            (90)
  Accumulated comprehensive income..........................         (24)            (14)
  Deferred compensation.....................................          --             (57)
                                                                 -------         -------
          Total stockholders' equity........................       2,094           2,108
                                                                 -------         -------
          Total liabilities and stockholders' equity........     $11,943         $10,038
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

                           EL PASO ENERGY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                NINE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                              ----------------
                                                               1999      1998
                                                              -------    -----
Cash flows from operating activities
  Net income................................................  $   113    $ 165
  Adjustments to reconcile net income to net cash provided
     by operating activities
     Depreciation, depletion, and amortization..............      218      199
     Deferred income taxes..................................       62       79
     Undistributed earnings in equity investees.............      (37)     (21)
     Cumulative effect of accounting change, net of income
      taxes.................................................       13       --
     Non-cash impact of merger-related costs................       83       --
     Net gain on sale of assets.............................      (20)     (29)
     Other..................................................      (17)      (5)
  Working capital changes, net of the effect of
     acquisitions...........................................     (305)      59
  Other.....................................................      (60)     (62)
                                                              -------    -----
          Net cash provided by operating activities.........       50      385
                                                              -------    -----
Cash flows from investing activities
  Capital expenditures......................................     (211)    (202)
  Investment in joint ventures and equity investees.........     (829)    (442)
  Return of investment in joint ventures and equity
     investees..............................................       25       --
  Cash paid for acquisitions, net of cash received..........      (76)    (343)
  Restricted cash deposited in escrow related to equity
     investee...............................................     (101)      --
  Proceeds from sale of assets..............................       42       47
  Other.....................................................      (13)       2
                                                              -------    -----
          Net cash used in investing activities.............   (1,163)    (938)
                                                              -------    -----
Cash flows from financing activities
  Net commercial paper borrowings (repayments)..............     (150)     278
  Revolving credit borrowings...............................      532      260
  Revolving credit repayments...............................     (922)    (187)
  Long-term debt retirements................................      (75)     (71)
  Net proceeds from issuance of long-term debt..............    1,192       --
  Net proceeds from issuance of preferred securities of El
     Paso Energy Capital Trust I............................       --      317
  Net proceeds from long-term note payable..................      101       --
  Dividends paid on common stock............................      (71)     (68)
  Acquisition of treasury stock.............................       --      (36)
  Net proceeds from sale of a preferred interest of Trinity
     River Associates L.L.C.................................      493       --
  Other.....................................................       15       12
                                                              -------    -----
          Net cash provided by financing activities.........    1,115      505
                                                              -------    -----
Increase (decrease) in cash and temporary investments.......        2      (48)
Cash and temporary investments
          Beginning of period...............................       90      116
                                                              -------    -----
          End of period.....................................  $    92    $  68
                                                              =======    =====

              The accompanying Notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                           EL PASO ENERGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The 1998 Annual Report on Form 10-K for the Company includes a summary of significant accounting policies and other disclosures and should be read in conjunction with this Quarterly Report on Form 10-Q. The condensed consolidated financial statements at September 30, 1999, and for the quarters and nine months ended September 30, 1999 and 1998, are unaudited. The condensed consolidated balance sheet at December 31, 1998, is derived from audited financial statements at that date. These financial statements do not include all disclosures required by generally accepted accounting principles, but have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included. All such adjustments are of a normal, recurring nature. Results of operations for any interim period are not necessarily indicative of the results of operations for the entire year due to the seasonal nature of the Company's businesses. Financial statements for the previous periods include certain reclassifications which were made to conform to the current presentation. Such reclassifications have no effect on reported net income or stockholders' equity.

  Cumulative Effect of Accounting Change

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. The statement defines start-up activities and requires start-up and organization costs be expensed as incurred. In addition, it requires that any such cost that exists on the balance sheet be expensed upon adoption of the pronouncement. The Company adopted the pronouncement effective January 1, 1999, and reported a charge of $13 million, net of income taxes, in the first quarter of 1999 as a cumulative effect of an accounting change.

2. MERGERS AND ACQUISITIONS

  Sonat Inc.

     On October 25, 1999, the Company completed its merger with Sonat Inc. ("Sonat") in a transaction accounted for as a pooling of interests. In the merger, one share of the Company's common stock was issued in exchange for each share of Sonat common stock. Total common shares issued in connection with the merger were approximately 110 million. In addition, the Company assumed approximately $2.3 billion of Sonat debt. The transaction was valued at approximately $6.8 billion based on the Company's closing stock price on October 25, 1999.

     As a result of a Federal Trade Commission order related to the merger with Sonat, the Company must dispose of certain operations, including its wholly owned subsidiary East Tennessee Natural Gas Company as well as Sonat's wholly owned subsidiary, Sea Robin Pipeline Company, and its one-third interest in Destin Pipeline Company, L.L.C. The impact of the required divestitures are not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

     The following table presents summarized unaudited pro forma financial information for the combined operations of the Company and Sonat as though the merger occurred on January 1, 1998. Certain adjustments were made to this financial information to conform the accounting presentation of the combined companies.

                                                                            NINE MONTHS
                                                       QUARTER ENDED           ENDED
                                                       SEPTEMBER 30,       SEPTEMBER 30,
                                                     -----------------   -----------------
                                                      1999      1998      1999      1998
                                                     -------   -------   -------   -------
                                                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
Results of Operations Data:
  Operating revenue................................  $3,290    $2,489    $8,178    $7,439
  Net income (loss)(a).............................      47      (206)      (69)     (381)
  Basic earnings (loss) per common share(a)........     .21      (.91)     (.30)    (1.69)
  Diluted earnings (loss) per common share(a)(b)...     .20      (.91)     (.30)    (1.69)

---------------

(a) Includes pre-tax ceiling test charges associated with Sonat's exploration and production activities of $352 million and merger-related costs of $126 million, or ($1.35) per basic share, for the nine months ended September 30, 1999. For the quarter ended September 30, 1998, pre-tax ceiling test charges of $455 million, or ($1.30) per basic share, were included. For the nine months ended September 30, 1998, pre-tax ceiling test charges of $1,035 million, or ($2.94) per basic share, were included.

(b) As required by the accounting rules, we have excluded additional dilutive securities such as options in determining diluted earnings (loss) per common share. If we had included those securities, we would have shown less of a loss per common share.

                                                     SEPTEMBER 30,         DECEMBER 31,
                                                         1999                  1998
                                                     -------------         ------------
                                                               (IN MILLIONS)
Financial Position Data:
  Total assets.....................................     $16,339              $14,430
  Short-term debt (including current maturities of
     long-term debt)...............................         800                1,642
  Long-term debt, less current maturities..........       5,407                3,651
  Minority interest................................         865                  365
  Stockholders' equity.............................       3,117                3,375

     The unaudited pro forma information presented above is not necessarily indicative of the results of operations or the financial position which would have occurred had the merger been consummated at January 1, 1998, nor is it necessarily indicative of future results of operations or financial position.

     The EPEC stockholders' approval of the merger in June 1999 resulted in a defined change in control in EPEC under the terms of certain of its benefit plans. As a result, restrictions expired on approximately 6 million shares of restricted stock issued under these plans. In addition, non-vested options and other deferred compensation arrangements automatically vested. Total charges related to the Company's accelerated amortization of these plans was approximately $120 million. Furthermore, based on employee elections, approximately 5 million shares of vested restricted stock were placed in a trust under the Company's deferred compensation program. These shares are reflected as treasury stock with a corresponding liability included in other liabilities in the Condensed Consolidated Balance Sheet as of September 30, 1999.

  East Asia Power

     In February 1999, the Company acquired a 46 percent ownership interest in EAPRC along with an interest in a convertible loan. Following its acquisition, the Company converted its interest in the convertible loan to equity, increasing its ownership interest to 65 percent, and in September 1999, the Company acquired an additional 17 percent from another shareholder, increasing its overall ownership interest to 82 percent. As of September 30, 1999, the Company's total investment in EAPRC was approximately $92 million. EAPRC owns and operates seven power generation facilities in the Philippines with a total generating capacity of 388 megawatts. Electric power generated by the facilities is supplied to a diversified base of customers including National Power Corporation, the Philippine state-owned utility, private distribution companies and industrial users. Since the Company is currently evaluating bids to partially sell-down the Company's interest in EAPRC and expects to complete its sell down prior to the end of the first quarter of 2000, the Company's majority ownership is expected to be temporary. Therefore, this investment is accounted for under the equity method of accounting.

  CE Generation

     In March 1999, the Company purchased a 50 percent ownership interest in CE Generation LLC. The investment of approximately $254 million is accounted for using the equity method of accounting. CE Generation LLC owns four natural gas-fired cogeneration projects in New York, Pennsylvania, Texas and Arizona and eight geothermal facilities near the Imperial Valley in southern California, which are qualifying facilities under the Public Utility Regulatory Policy Act. In addition, two additional geothermal facilities are currently under construction in southern California. Collectively, the 14 power projects will have a combined electric generating capacity of approximately 900 megawatts.

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

  Chaparral Investors

     In August 1999, the Company formed Chaparral Investors, L.L.C. ("Chaparral") and made a capital contribution of $75 million. The other 50 percent owner is a financial investor whose interest earns a preferred return. From inception through September 30, 1999, Chaparral, through its wholly owned subsidiary, Mesquite Investors, L.L.C. ("Mesquite"), acquired ownership interests in the Newark Bay Cogeneration Facility, East Coast Power, and MassPower with investment proceeds from the third-party financial investor of $75 million and borrowings from the Company of $262 million. The Newark Bay facility is a 137 megawatt natural gas-fired cogeneration plant located in New Jersey which sells power to a large utility and steam to various local customers. East Coast Power has three natural gas-fired plants located in New Jersey with a combined capacity of 1,037 megawatts and long-term power purchase agreements with three utilities. MassPower has a 240 megawatt facility located in Massachusetts, which sells power to four large utilities and steam to a local customer. The Company's note receivable from Mesquite is collateralized by the membership interest in Mesquite, earns a variable interest rate, which was 8.1% per annum for the third quarter 1999, and is due in August 2001. The Company also currently has a note payable to Chaparral for $75 million. The note payable is unsecured with a variable interest rate, which was 6.3% per annum for the third quarter 1999, and is due upon demand. The Company's investment in Chaparral is being accounted for under the equity method of accounting.

  Other

     In March 1999, the Company acquired an additional 10 percent interest in the Samalayuca Power project for approximately $22 million, bringing its overall ownership to 40 percent. The Company also made a $48 million equity contribution to the project to replace equity financing established in the second quarter of 1996.

     In June 1999, the Company acquired a 26 percent interest in a power plant in Tamil Nadu, India for $37 million. Approximately $11 million was paid in June 1999, and the remaining amount will be paid in the first quarter of 2001. The project consists of a 346 megawatt combined cycle power plant which will serve as a base load facility and sell power to the state-owned Tamil Nadu Electricity Board under a thirty-year power purchase agreement. Construction began in January 1999, and operations are expected to commence in early 2001.

     In June 1999, the Company increased its effective ownership interest in Leviathan Gas Pipeline Partners, L.P. ("Leviathan") from approximately 27 percent to approximately 35 percent by transferring a 49 percent interest in Viosca Knoll Gathering Company to Leviathan for total consideration of approximately $80 million. Proceeds included cash of approximately $20 million with the balance in Leviathan common units. The gain from the transaction, limited to the extent of third-party ownership in Leviathan, is included in Other, net in the Condensed Consolidated Statements of Income. In November 1999, Leviathan announced a name change to El Paso Energy Partners, L.P. effective December 1, 1999.

     In August 1999, the Company acquired a 100% interest in the 158 megawatt Rio Negro power plant located in Manaus, Brazil for $110 million. Electricity from the Rio Negro facility will be sold under a long-term contract to Eletronorte, a subsidiary of the Brazilian federal electric utility.

3. MINORITY INTEREST

     In June 1999, the Company formed Sabine River Investors, L.L.C. ("Sabine"), a wholly owned limited liability company, and other separate legal entities, for the purpose of raising funds for the Company's investments in capital projects and other assets. Through its ownership in Sabine, the Company contributed $125 million of equity capital to Trinity River Associates, L.L.C. ("Trinity"), in exchange for a managing member interest in Trinity. A third-party investor contributed $500 million of equity capital to Trinity for a non-controlling, preferred interest. The third-party investor is entitled to an adjustable preferred return derived from Trinity's net income. Proceeds from the equity contributions were used to invest in a note receivable from Sabine. The Company has the option to acquire the third-party investor's interest in Trinity at any time prior to June 2004. If the Company does not acquire the third-party investor's interest in Trinity before June 2004, and if the Company and the third-party investor do not agree to extend the maturity of the transaction, the note receivable from Sabine will mature and a portion of the proceeds therefrom will be used by Trinity to redeem the third-party investor's interest in Trinity. The assets, liabilities and operations of Sabine, Trinity and other entities involved in this transaction are included in the Company's consolidated financial statements. The third-party investor's interest is included in Other minority interest in the Condensed Consolidated Balance Sheets.

4. COMMITMENTS AND CONTINGENCIES

  Indonesia

     The Company owns a 47.5 percent ownership interest in a power generating plant in Sengkang, South Sulawesi, Indonesia. Under the terms of the project's power purchase agreement, PLN purchases power from the Company in Indonesian rupiah indexed to the U.S. dollar at the date of payment. Due to the devaluation of the rupiah beginning in 1997, the cost of power to PLN has increased. PLN has been unable to pass this increased cost on to its customers and has requested financial aid from Indonesia's Minister of Finance to help ease the effects of the devaluation. PLN has been paying the Company in rupiah indexed to the U.S. dollar at the rate in effect prior to the rupiah devaluation. The difference between the current and prior exchange rate has resulted in an outstanding balance due from PLN of $18 million at September 30, 1999. During September 1999, the Company entered into an interim agreement with PLN, pursuant to which PLN and the Company will attempt to negotiate long-term resolutions to the existing difficulties. The total investment in the Sengkang project was approximately $27 million at September 30, 1999. All project debt is non-recourse, and the Company has political risk insurance on the Sengkang project. The Company believes the current economic difficulties in Indonesia will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Brazil

     The Company owns 100 percent of a 240 megawatt power generating plant in Manaus, Brazil. Power from the plant is currently sold to a subsidiary of Centrais Electricas do Norte do Brasil, S.A., ("Eletronorte"), denominated in Brazilian real. In January 1999, the real was devalued. Under a provision in the contract, the Company is entitled to adjust its forward tariff rate for devaluations. In April 1999, the contract with Eletronorte was amended to extend the term from four to six years. The Company believes the current economic difficulties in Brazil will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     The contract for the Manaus power project provides for delay and availability damages to be paid to Eletronorte if the specified construction schedule is not met or the project does not meet certain availability standards. Completion of the project was delayed beyond the originally scheduled completion dates provided in the contract, and the availability standards were not met. Such delays resulted in claims by Eletronorte for damages. In the second quarter of 1999, the Company reached a settlement with all parties which resolved all claims for availability damages and continues to negotiate toward the settlement of the claims on delay damages. The Company does not believe the ultimate resolution of claims for delay damages will have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Pakistan

     The Company owns a 42 percent interest in a 151 megawatt natural gas-fired combined cycle plant in Kabirwala, Pakistan. Upon its completion, the plant will sell electricity to the state owned Water & Power Development Authority ("WAPDA") under a 30-year contract. Due to an inlet filter fire and other miscellaneous delays, the commencement of commercial operations of the power plant has been delayed. The project company has received a claim from WAPDA for liquidated damages due to this delay in commercial operations. The Company is disputing this claim. In addition, the project company has certain claims for delay damages against the project contractor. The Company believes that this delay and any resolution regarding these damages will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

     TGP -- In April 1997, FERC approved the settlement of all issues related to the recovery of TGP's GSR and other transition costs and related proceedings (the "GSR Stipulation and Agreement"). Under the terms of the GSR Stipulation and Agreement, TGP is entitled to collect up to $770 million from its customers, $693 million through a demand surcharge and $77 million through an interruptible transportation surcharge. The demand portion has been fully collected. As of September 30, 1999, $45 million of the interruptible transportation portion had been collected. There is no time limit for collection of the interruptible transportation surcharge. The terms of the GSR Stipulation and Agreement also provide for a rate case moratorium through November 2000 (subject to certain limited exceptions) and an escalating rate cap, indexed to inflation, through October 2005, for certain of TGP's customers. In March 1999, TGP filed a GSR reconciliation report with FERC in accordance with the terms of its GSR Stipulation and Agreement. The report indicated that collections from firm customers through the demand surcharge were $14 million more than the $693 million TGP was entitled to collect. In June 1999, FERC accepted the report as complying with the GSR Stipulation and Agreement, and in July 1999, TGP refunded the overcollections to its firm customers. TGP will be required to refund to firm customers amounts collected in excess of each firm customer's share of the final transition costs based on the final GSR reconciliation report, which will be filed in March 2001. Any future refund is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     In December 1994, TGP filed for a general rate increase with FERC and in October 1996, FERC approved a settlement resolving that proceeding. The settlement included a structural rate design change that results in a larger portion of TGP's transportation revenues being dependent upon throughput. One party, a competitor of TGP, filed a Petition for Review of the FERC approved settlement with the Court of Appeals, which subsequently remanded the case to FERC to respond to the competitor's argument that TGP's cost allocation methodology deterred the development of market centers (centralized locations where buyers and sellers can physically exchange gas). At FERC's request, comments were filed in January 1999. This matter is still pending before FERC.

     All cost of service issues related to TGP's 1991 general rate proceeding were resolved pursuant to a settlement agreement approved by FERC which now has become final. In a subsequent ruling, FERC remanded to an ALJ the issue of the proper allocation of TGP's New England lateral costs. In October 1998, FERC issued an order establishing the proper allocation of the New England lateral costs and in April 1999 FERC denied requests for rehearing of that order. The methodology approved by FERC economically approximates the methodology previously used by TGP. In April 1999, TGP filed with FERC revised rates to be effective May 1, 1999, consistent with the FERC's decision. TGP refunded approximately $1 million to certain of its customers in the third quarter of 1999. The refunds resolved this proceeding.

     In April 1999, FERC approved a settlement which resolved all outstanding FERC proceedings relating to the cashout reports that TGP had filed for the period September 1993 through August 1998. The settlement also established a new cashout mechanism to account for customer imbalances. The new cashout mechanism was implemented in the second quarter of 1999, retroactive to September 1998.

     As previously reported, contracts representing 70 percent of TGP's firm transportation capacity were due to expire by November 2000. As a result of negotiations with existing customers to extend or restructure these contracts, those contracts expiring by November 2000 now only represent approximately 20 percent of firm transportation capacity. To date, the conditions of settlements and extensions have been similar to the original contracts. Currently, 80 percent of TGP's contracted firm transportation capacity has an average term in excess of four years. TGP continues to pursue future markets and customers for the capacity that is not committed beyond November 2000 and expects that this capacity will be placed under a combination of long-term and short-term contracts. However, there can be no assurance as to whether TGP will be able to replace these contracts or that the terms of new contracts will be as favorable to TGP as the existing contracts.

     EPNG -- In June 1995, EPNG filed with FERC for approval of new system rates for mainline transportation to be effective January 1, 1996. In March 1996, EPNG filed a comprehensive offer of settlement to resolve that proceeding as well as issues surrounding certain contract reductions and expirations that were to occur from January 1, 1996 through December 31, 1997. In April 1997, FERC approved EPNG's settlement, as filed, and determined that only the contesting party, Edison, should be severed for separate determination of the rates it ultimately pays EPNG. In July 1997, FERC issued an order denying the requests for rehearing of the April 1997 order and the settlement was implemented effective July 1, 1997. Hearings to determine Edison's rates were completed in May 1998, and an initial decision was issued by the presiding ALJ in July 1998.

     Edison also filed a petition with the Court of Appeals for review of FERC's April 1997 and July 1997 orders, in which it challenged the propriety of FERC's approving EPNG's settlement over Edison's objections as a customer of Southern California Gas Company. In December 1998, the Court of Appeals issued its decision vacating and remanding FERC's order.

     In August 1999, EPNG and Edison filed a joint settlement with FERC resolving all issues related to EPNG's June 1995 rate filing. The joint settlement provides for Edison to withdraw its opposition to the rate settlement and to pay EPNG the maximum tariff rate for transportation service to California from July 1, 1999 through the end of the term of the rate settlement, exclusive of any risk sharing amounts, and for

EPNG to pay Edison $32 million in resolution of all claims raised by Edison. Payment to Edison is expected to occur in the fourth quarter of 1999. In addition to not having a risk sharing obligation, Edison will not participate in revenue sharing. The settlement payment to Edison exceeds the reserve previously provided by EPNG by approximately $14 million, and this difference has been reflected in results of operations for the third quarter of 1999.

     On November 10, 1999, FERC approved the joint settlement between EPNG and Edison. FERC also reapproved EPNG's rate settlement on remand conditioned upon the immediate adjustment of EPNG's fuel charges with respect to facilities refunctionalized as gathering (see discussion of Chaco and Blanco below). If FERC's condition is deemed to be a modification of EPNG's settlement, some parties to the settlement may assert a right to withdraw support for and become opponents to the settlement. EPNG is currently evaluating the potential impact of this ruling on the rate settlement.

     The rate settlement effective January 1996, establishes, among other things, base rates through December 31, 2005. Such rates escalate annually beginning in 1998. In addition, the settlement provides for settling customers to (i) pay $295 million (including interest) as a risk sharing obligation, which approximates 35 percent of anticipated revenue shortfalls over an 8 year period resulting from certain contract reductions and expirations identified in the settlement, (ii) receive 35 percent of additional revenues received by EPNG, above a threshold, for the same eight-year period, and (iii) have the base rates increase or decrease if certain changes in laws or regulations result in increased or decreased costs in excess of $10 million a year. Through September 30, 1999, approximately $238 million of the risk sharing obligation had been paid, and the remaining balance of $57 million will be collected by the end of 2003. The risk sharing obligation is being recognized in revenues ratably over the period of the related contractual reductions, and at September 30, 1999, the balance of the unearned risk sharing revenue was $192 million. This amount will be recognized ratably through the year 2003.

     Under the revenue sharing provisions of its rate case settlement, EPNG was obligated to return approximately $12 million of non-traditional fixed cost revenues earned in 1998 to certain customers. This amount was credited to those customers' transportation invoices between October 1998 and March 1999. EPNG continues to reserve for the revenue sharing provisions which are expected to be credited to customer accounts during the period October 1999 through March 2000. At September 30, 1999, EPNG had a reserve of approximately $10 million.

     To partially offset the effects of the reduction in firm capacity commitments referred to above, EPNG entered into contracts with Dynegy for the sale of substantially all of its turned back firm capacity available to California as of January 1, 1998, (approximately 1.3 billion cubic feet) for a two-year period at rates negotiated pursuant to EPNG's tariff provisions and FERC policies. The contracts have a transport-or-pay provision requiring Dynegy to pay a minimum charge equal to the reservation component of the contractual charge on at least 72 percent of the contracted volumes each month in 1999. EPNG realized $32 million in revenue in the nine months ended September 30, 1999 and anticipates realizing at least $11 million in revenues during the fourth quarter of 1999 for this capacity. Such revenue is subject to the revenue sharing provisions of the rate settlement. EPNG has offered this capacity for sale pursuant to EPNG's tariff provisions and FERC regulations, subject to Dynegy's right of first refusal, and expects that this capacity will be placed. However, there can be no assurance whether EPNG will be able to replace this capacity under similar contracts or that the terms of new contracts will be as favorable to EPNG as existing contracts.

     In December 1997, EPNG filed to implement several negotiated rate contracts, including those with Dynegy. In a protest to this filing, three shippers (producers/marketers) requested that FERC require EPNG to eliminate certain provisions from its Dynegy contracts, to publicly disclose and repost the contracts for competitive bidding, and to suspend their effectiveness. In June 1998, FERC rejected the protests to the Dynegy contracts, but required EPNG to file certain modifications to the contracts with FERC. In addition, EPNG agreed to separately post capacity covered by the Dynegy contracts as it becomes available. In July 1999, FERC issued an order on rehearing which generally denied all pending rehearing requests and accepted EPNG's letter agreement, subject to certain modifications to one of the Dynegy contracts. In

September 1999, the FERC issued a letter order accepting the Company's revised letter agreement filing. In October 1999, the FERC issued an order granting EPNG's request for clarification of the July 1999 order, but otherwise denied rehearing of such order.

     In a November 1997 order, FERC ruled that EPNG's Chaco Station should be functionalized as a gathering, not a transmission, facility and should be transferred to EPFS. In accordance with the FERC orders, the Chaco Station was transferred to EPFS in April 1998. EPNG and two other parties filed petitions for review with the Court of Appeals. In October 1999, the Court of Appeals sustained FERC's determination that the Chaco Station is a gathering facility, but remanded to FERC issues relating to the appropriate fuel and rate treatment resulting from this refunctionalization. In an order approved November 10, 1999, FERC ruled that an immediate adjustment of EPNG's fuel charges with respect to the refunctionalized facilities was appropriate but that no change should be made to EPNG's base rates as a result of refunctionalization.

     In August 1999, Williams Field Services Group ("Williams") filed a complaint against the Company seeking a determination that the Company's Blanco Compressor Station is a non-jurisdictional gathering facility rather than a jurisdictional transmission facility. Williams also requests the immediate removal of all costs of the Blanco and Chaco facilities from the Company's jurisdictional transmission rates, including fuel rates. The Company filed an answer in opposition to the complaint. On November 10, 1999, FERC ruled that two of the three Blanco compressor units were nonjurisdictional gathering facilities. FERC also held that EPNG's fuel charges should be adjusted to exclude these refunctionalized facilities.

     In September 1999, Burlington Resources and Amoco Energy filed a "Fast Track" complaint requesting that FERC order the Company to cease and desist selling primary firm delivery point capacity at the Southern California Gas Company Topock Delivery point in excess of the capacity available at that point. The Company filed an answer in opposition to the complaint. On November 10, 1999, FERC approved an order finding that EPNG's delivery point and receipt point allocation methodology may be unjust and unreasonable, and ordered EPNG to file new proposed tariff provisions regarding receipt and delivery point allocation rights within 60 days of the date of the order. EPNG is currently evaluating the impact of this order on its operations and its customers.

     TGP and EPNG, as interstate pipelines, are subject to FERC audits of their books and records. EPNG currently has an open audit covering the years 1990 through 1995. FERC is expected to issue its final audit report in 2000. As part of an industry-wide initiative, both EPNG's and TGP's property retirements are currently under review by the FERC audit staff.

     As the aforementioned rate and regulatory matters are fully and unconditionally resolved, the Company may either recognize an additional refund obligation or a non-cash benefit to finalize previously estimated liabilities. Management believes the ultimate resolutions of these matters, which are in various stages of finalization, will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Legal Proceedings

     In November 1993, TransAmerican Natural Gas Corporation ("TransAmerican") filed a complaint in a Texas state court which, as amended, seeks approximately $7.5 billion in actual and punitive damages related to a 1990 settlement agreement between EPNG, TransAmerican, and others. TransAmerican's complaint, as amended from time to time, has advanced ten causes of action against EPNG. As a result of orders by the court on various motions for summary judgment, three causes of action have been dismissed in their entirety and three have been partially dismissed. The partially dismissed claims allege tortious interference, civil conspiracy, and fraud, and the other claims that remain pending allege breach of contract, bad faith, participation in breach of fiduciary duty, and violation of the Texas Antitrust Act. Motions for summary judgment on all of TransAmerican's remaining claims are expected to be heard and decided by the court prior to the current trial setting of January 31, 2000. Additionally, EPNG has filed a breach of contract counterclaim against TransAmerican seeking to recover EPNG's expenses incurred in connection with the lawsuit. TransAmerican's motion for summary judgment on this counterclaim was denied by the court. In

April 1996, a former employee of TransAmerican filed a related case in Harris County, Texas, Vickroy E. Stone v. Godwin & Carlton, P.C., et al. ("Stone"), seeking other damages in unspecified amounts related to litigation consulting work allegedly performed for various entities, including EPNG, in cases involving TransAmerican. In June 1998, the court granted EPNG's motion for summary judgment and dismissed all claims in the Stone litigation. Stone has appealed the court's ruling to the Texas Court of Appeals in Houston, Texas. Based on information available at this time, management believes that the claims asserted against it in both cases have no factual or legal basis and that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     In February 1998, the United States and the State of Texas filed in a United States District Court a Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") cost recovery action against fourteen companies including the Company and certain of its affiliated companies relating to the Sikes Disposal Pits Superfund Site ("Sikes") located in Harris County, Texas. The suit claims that the United States and the State of Texas have expended over $125 million in remediating the site, and seeks to recover that amount plus interest from all defendants to the suit. Although factual investigation relating to Sikes is in the preliminary stages, the Company believes that the amount of material, if any, disposed at Sikes by the Company was small, possibly de minimis. However, the plaintiffs have alleged that the defendants are each jointly and severally liable for the entire remediation costs and have also sought a declaration of liability for future response costs such as groundwater monitoring. While the outcome of this matter cannot be predicted with certainty, management does not expect this matter to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

     In November 1988, the Kentucky environmental agency filed a complaint in a Kentucky state court alleging that TGP discharged pollutants into the waters of the state without a permit and disposed of PCBs without a permit. The agency sought an injunction against future discharges, sought an order to remediate or remove PCBs, and sought a civil penalty. TGP has entered into agreed orders with the agency to resolve many of the issues raised in the original allegations, has received water discharge permits for its Kentucky compressor stations from the agency, and continues to work to resolve the remaining issues. The relevant Kentucky compressor stations are scheduled to be characterized and remediated under the consent order with the EPA. Management believes that the resolution of this issue will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     A number of subsidiaries of EPEC, both wholly and partially owned, have been named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, the complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Indian lands, thereby depriving the U.S. Government of royalties. The Company believes the complaint to be without merit and that the ultimate resolution of this issue will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     The Company is a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings cannot be predicted with certainty, management currently does not expect these matters to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Environmental

     The Company is subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 1999, the Company had reserves of approximately $240 million for expected environmental costs.

     In addition, the Company estimates that its subsidiaries will make capital expenditures for environmental matters of approximately $4 million for the remainder of 1999. These expenditures primarily relate to compliance with air regulations and, to a lesser extent, control of water discharges. The Company expects to incur expenditures of approximately $105 million in the aggregate for the years 2000 through 2007.

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

     In May 1995, following negotiations with its customers, TGP filed with FERC a Stipulation and Agreement (the "Environmental Stipulation") that establishes a mechanism for recovering a substantial portion of the environmental costs identified in the internal project. The Environmental Stipulation was effective July 1, 1995. As of September 30, 1999, all amounts have been collected under the Environmental Stipulation. Refunds may be required to the extent actual eligible expenditures are less than estimated eligible expenditures used to determine amounts collected under the Environmental Stipulation.

     The Company and certain of its subsidiaries have been designated, have received notice that they could be designated, or have been asked for information to determine whether they could be designated as a PRP with respect to 31 sites under CERCLA or state equivalents. The Company has sought to resolve its liability as a PRP with respect to these Superfund sites through indemnification by third parties and/or settlements which provide for payment of the Company's allocable share of remediation costs. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases the Company has asserted a defense to any liability, the Company's estimate of its share of remediation costs could change. Moreover, liability under the federal Superfund statute is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of its estimated liability. The Company presently believes that the costs associated with the current status of such other entities as PRPs at the Superfund sites referenced above will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     The Company has initiated proceedings against its historic liability insurers seeking payment or reimbursement of costs and liabilities associated with various environmental matters. In these proceedings, the Company contends that certain environmental costs and liabilities associated with various entities or sites, including costs associated with former operating sites, must be paid or reimbursed by certain of its historic insurers. The proceedings are in the discovery stage, and it is not yet possible to predict the outcome.

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

5. SEGMENT INFORMATION

     During the third quarter of 1999, the Company renamed its El Paso Energy Marketing segment El Paso Merchant Energy. The change had no impact on reported segment results.

                                                                       SEGMENTS
                                                   AS OF OR FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                          -------------------------------------------------------------------
                                          TENNESSEE   EL PASO   EL PASO    EL PASO       EL PASO
                                             GAS      NATURAL    FIELD     MERCHANT      ENERGY
                                          PIPELINE      GAS     SERVICES    ENERGY    INTERNATIONAL    TOTAL
                                          ---------   -------   --------   --------   -------------   -------
                                                                     (IN MILLIONS)
Revenues from external customers........   $  172     $  120     $  107     $1,889       $   14       $ 2,302
Intersegment revenues...................        8         --         14          8           --            30
Operating income (loss).................       73         53         14          1          (11)          130
EBIT....................................       76         54         23          9           12           174
Segment assets..........................    4,938      1,750      1,477      1,848        1,279        11,292

                                                                        SEGMENTS
                                                   AS OF OR FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                           ------------------------------------------------------------------
                                           TENNESSEE   EL PASO   EL PASO    EL PASO       EL PASO
                                              GAS      NATURAL    FIELD     MERCHANT      ENERGY
                                           PIPELINE      GAS     SERVICES    ENERGY    INTERNATIONAL   TOTAL
                                           ---------   -------   --------   --------   -------------   ------
                                                                     (IN MILLIONS)
Revenues from external customers.........   $  171     $  117     $   37     $1,275        $ 15        $1,615
Intersegment revenues....................        9          1         17          4          --            31
Operating income (loss)..................       71         57          7         --          (9)          126
EBIT.....................................       82         58         12         --          12           164
Segment assets...........................    4,906      1,750      1,462        606         886         9,610

                                                                       SEGMENTS
                                                 AS OF OR FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                          -------------------------------------------------------------------
                                          TENNESSEE   EL PASO   EL PASO    EL PASO       EL PASO
                                             GAS      NATURAL    FIELD     MERCHANT      ENERGY
                                          PIPELINE      GAS     SERVICES    ENERGY    INTERNATIONAL    TOTAL
                                          ---------   -------   --------   --------   -------------   -------
                                                                     (IN MILLIONS)
Revenues from external customers........   $  555     $  358     $  276     $4,324       $   43       $ 5,556
Intersegment revenues...................       22          1         47         29           --            99
Operating income (loss).................      286        163         37          6          (34)          458
EBIT....................................      302        164         75         23           31           595
Segment assets..........................    4,938      1,750      1,477      1,848        1,279        11,292

                                                                        SEGMENTS
                                                 AS OF OR FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                           ------------------------------------------------------------------
                                           TENNESSEE   EL PASO   EL PASO    EL PASO       EL PASO
                                              GAS      NATURAL    FIELD     MERCHANT      ENERGY
                                           PIPELINE      GAS     SERVICES    ENERGY    INTERNATIONAL   TOTAL
                                           ---------   -------   --------   --------   -------------   ------
                                                                     (IN MILLIONS)
Revenues from external customers.........   $  542     $  355     $  145     $3,440        $ 43        $4,525
Intersegment revenues....................       28          2         41         13          --            84
Operating income (loss)..................      230        165         41         (4)        (22)          410
EBIT.....................................      252        167         53         --          23           495
Segment assets...........................    4,906      1,750      1,462        606         886         9,610

     The reconciliations of EBIT to income before interest, income taxes and other charges are presented below.

                                                                          NINE MONTHS
                                                       QUARTER ENDED         ENDED
                                                       SEPTEMBER 30,     SEPTEMBER 30,
                                                       --------------    -------------
                                                       1999     1998     1999     1998
                                                       -----    -----    -----    ----
                                                                (IN MILLIONS)
Total EBIT for reportable segments...................  $174     $164     $ 595    $495
Corporate expenses, net..............................     6       (5)     (127)    (24)
                                                       ----     ----     -----    ----
Income before interest, income taxes, and other
  charges............................................  $180     $159     $ 468    $471
                                                       ====     ====     =====    ====

6. DEBT AND OTHER CREDIT FACILITIES

     In February 1999, DeepTech International, Inc. retired its 11% senior promissory notes due 2000 in the amount of $16 million and in September 1999, EPNG retired its outstanding 9.45% Notes in the principal amount of $47 million.

     In May 1999, EPEC issued $500 million aggregate principal amount of 6.75% Senior Notes due 2009. Proceeds of approximately $496 million, net of issuance costs, were used to repay approximately $350 million of outstanding debt under EPEC's revolving credit facility and the remainder was used to repay commercial paper.

     In July 1999, EPEC issued $600 million aggregate principal amount of 6.625% Senior Notes due 2001 and $100 million aggregate principal amount of floating rate Senior Notes due 2001 with an interest rate equal to LIBOR plus 65 basis points. Proceeds of approximately $697 million, net of issuance costs, were used to repay approximately $410 million of short-term borrowings and the remaining amount was used for general corporate purposes.

     In August 1999, EPEC filed a shelf registration statement pursuant to which EPEC may offer up to $900 million of common or preferred equities, various forms of debt securities, and various types of trust securities from time to time as determined by market conditions.

     In August 1999, EPEC entered into an Interest Rate Swap agreement with a notional amount of $600 million and a termination date of July 2001. EPEC swapped its currently existing fixed interest rate on its July 1999, $600 million aggregate principal Senior Notes due 2001, for a floating 3 months LIBOR plus a floating rate margin of 14.75 basis points. The rate under the swap at September 30, 1999 was 5.76%.

     In August 1999, EPEC established a new $1,250 million 364-day renewable revolving credit and competitive advance facility. As of September 30, 1999, EPEC's interest rate for borrowings under this facility was equal to LIBOR plus 50 basis points. The rate will vary based on EPEC's long-term unsecured debt rating. This facility replaced EPEC's $750 million 364-day renewable revolving credit and competitive advance facility established in October 1997. EPNG and TGP are designated borrowers under this credit facility. As of September 30, 1999, no amounts were outstanding under this facility.

     The weighted average interest rate of short-term borrowings was 5.5% and 5.8% at September 30, 1999 and December 31, 1998, respectively. The Company had short-term borrowings, including current maturities of long-term debt, at September 30, 1999 and December 31, 1998, as follows:

                                                              1999     1998
                                                              -----    -----
                                                              (IN MILLIONS)
EPEC revolving credit facility..............................  $ --     $350
Commercial paper............................................   190      340
Other credit facilities.....................................    20       60
Current maturities of long-term debt........................    15       62
                                                              ----     ----
                                                              $225     $812
                                                              ====     ====

     In October 1999, Mojave Pipeline Company ("MPC") retired its variable rate non-recourse project financing in the principal amount of $107 million. Concurrently, MPC also terminated its associated interest rate swap at a cost of approximately $5 million.

7. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment at September 30, 1999 and December 31, 1998, consisted of the following:

                                                               1999      1998
                                                              ------    ------
                                                               (IN MILLIONS)
Property, plant, and equipment, at cost
  Tennessee Gas Pipeline....................................  $2,460    $2,438
  El Paso Natural Gas.......................................   2,432     2,417
  El Paso Field Services....................................   1,132     1,118
  El Paso Merchant Energy...................................      36        47
  El Paso Energy International..............................     295       162
  Corporate and other.......................................     119       103
                                                              ------    ------
                                                               6,474     6,285
Less accumulated depreciation...............................   1,612     1,546
                                                              ------    ------
                                                               4,862     4,739
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................   2,443     2,481
                                                              ------    ------
Total property, plant, and equipment, net...................  $7,305    $7,220
                                                              ======    ======

     Current FERC policy does not permit the Company to recover amounts in excess of original cost allocated in purchase accounting to its regulated operations through rates.

8. EARNINGS PER SHARE

     The computation of basic and diluted earnings per common share are presented below.

                                                                 QUARTER ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                   1999              1998
                                                              ---------------   ---------------
                                                              BASIC   DILUTED   BASIC   DILUTED
                                                              -----   -------   -----   -------
                                                                  (IN MILLIONS, EXCEPT PER
                                                                    COMMON SHARE AMOUNTS)
Net income..................................................  $  50    $  50    $  52    $  52
  Interest on trust preferred securities(1).................     --       --       --        3
                                                              -----    -----    -----    -----
Adjusted net income.........................................  $  50    $  50    $  52    $  55
                                                              =====    =====    =====    =====
Average common shares outstanding...........................    118      118      116      116
Effect of diluted securities
  Restricted stock..........................................     --       --       --        1
  Stock options.............................................     --        2       --        2
  Trust preferred securities(1).............................     --       --       --        8
                                                              -----    -----    -----    -----
Average common shares outstanding...........................    118      120      116      127
                                                              =====    =====    =====    =====
Earnings per common share...................................  $0.43    $0.42    $0.45    $0.43
                                                              =====    =====    =====    =====

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                              ----------------------------------
                                                                    1999              1998
                                                              ----------------   ---------------
                                                              BASIC    DILUTED   BASIC   DILUTED
                                                              ------   -------   -----   -------
                                                                   (IN MILLIONS, EXCEPT PER
                                                                    COMMON SHARE AMOUNTS)
Income before cumulative effect of accounting change........  $  126   $  126    $ 165    $ 165
  Interest on trust preferred securities(1).................      --       --       --        6
                                                              ------   ------    -----    -----
  Adjusted income before cumulative effect of accounting
     change.................................................     126      126      165      171
  Cumulative effect of accounting change, net of income
     taxes..................................................     (13)     (13)      --       --
                                                              ------   ------    -----    -----
Adjusted net income.........................................  $  113   $  113    $ 165    $ 171
                                                              ======   ======    =====    =====
Average common shares outstanding...........................     117      117      116      116
Effect of diluted securities
  Restricted stock..........................................      --       --       --        1
  Stock options.............................................      --        2       --        2
  Trust preferred securities(1).............................      --       --       --        6
                                                              ------   ------    -----    -----
Average common shares outstanding...........................     117      119      116      125
                                                              ======   ======    =====    =====
Earnings per common share
  Adjusted income before cumulative effect of accounting
     change.................................................  $ 1.08   $ 1.06    $1.42    $1.36
  Cumulative effect of accounting change, net of income
     taxes..................................................   (0.11)   (0.11)      --       --
                                                              ------   ------    -----    -----
  Net income................................................  $ 0.97   $ 0.95    $1.42    $1.36
                                                              ======   ======    =====    =====

---------------

(1) The trust preferred securities are potentially convertible into approximately 8 million common shares. The impact of the assumed conversion for the 1999 periods would be antidilutive in the computation of diluted earnings per share and is therefore excluded.

9. INVESTMENT IN AFFILIATED COMPANIES

     The Company holds investments in various affiliates which are accounted for using the equity method of accounting. The principal equity method investments are the Company's investments in international pipelines, interstate pipelines, power generation plants, gathering systems and natural gas storage facilities.

     Summarized financial information of the Company's proportionate share of 50 percent or less owned companies and majority owned unconsolidated subsidiaries accounted for by the equity method of accounting is as follows:

                                                                            NINE MONTHS
                                                           QUARTER ENDED       ENDED
                                                           SEPTEMBER 30,   SEPTEMBER 30,
                                                           -------------   -------------
                                                           1999    1998    1999    1998
                                                           -----   -----   -----   -----
                                                                   (IN MILLIONS)
Operating results data:
  Revenues and other income..............................  $155    $127    $422    $149
  Costs and expenses.....................................   122     116     323     113
  Income from continuing operations......................    33      11      99      36
  Net income.............................................    22      11      71      34

10. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

                              RECENT DEVELOPMENTS

MERGER WITH SONAT INC.

     In March 1999, the Company announced it had entered into a definitive merger agreement with Sonat. On June 10, 1999, the Company's and Sonat's stockholders approved the second amended and restated agreement and plan of merger, and on October 25, 1999, the merger was completed. As part of the merger, the Company issued one share of EPEC common stock for each share of Sonat common stock. Total shares issued in the merger were approximately 110 million shares. The Company also assumed approximately $2.3 billion of Sonat debt. The Company accounted for the merger as a pooling of interests. The merger resulted in a defined change in control in EPEC under certain compensation arrangements. As a result, the vesting for certain employee benefits was accelerated. Total charges related to the change in control were approximately $120 million, and the Company has paid approximately $58 million as of September 30, 1999. The remaining amount is a non-cash charge. The Company has also incurred approximately $6 million in merger related costs as of September 30, 1999. The Company expects to incur additional merger related costs through the fourth quarter of 1999.

     As a result of a Federal Trade Commission order related to the merger with Sonat, the Company must dispose of certain operations, including its wholly owned subsidiary East Tennessee Natural Gas Company as well as Sonat's wholly owned subsidiary, Sea Robin Pipeline Company, and its one-third interest in Destin Pipeline Company, L.L.C. The impact of the required divestitures are not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

     Sonat was a diversified energy holding company engaged in domestic oil and natural gas exploration and production, the transmission and storage of natural gas, and natural gas and power marketing. At the merger date, Sonat owned interests in approximately 14,000 miles of natural gas pipelines extending across the southeastern United States from Texas to South Carolina and Florida. Also, Sonat had interests in oil and gas producing properties in Louisiana, Texas, Oklahoma, Arkansas, Alabama, New Mexico and the Gulf of Mexico. Sonat owned approximately 1.4 trillion cubic feet equivalent of proved natural gas and oil reserves as of September 30, 1999.

                             RESULTS OF OPERATIONS

  SEGMENT RESULTS

                                                                 QUARTER         NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              --------------    -------------
                                                              1999     1998     1999     1998
                                                              -----    -----    -----    ----
                                                                       (IN MILLIONS)
     EARNINGS BEFORE INTEREST EXPENSE AND INCOME TAXES
Tennessee Gas Pipeline......................................  $ 76     $ 82     $ 302    $252
El Paso Natural Gas.........................................    54       58       164     167
                                                              ----     ----     -----    ----
  Regulated segments........................................   130      140       466     419
El Paso Field Services......................................    23       12        75      53
El Paso Merchant Energy.....................................     9       --        23      --
El Paso Energy International................................    12       12        31      23
                                                              ----     ----     -----    ----
  Non-regulated segments....................................    44       24       129      76
Corporate expenses, net.....................................     6       (5)     (127)    (24)
                                                              ----     ----     -----    ----
  Total EBIT................................................  $180     $159     $ 468    $471
                                                              ====     ====     =====    ====

  TENNESSEE GAS PIPELINE

                                                               QUARTER         NINE MONTHS
                                                                ENDED             ENDED
                                                            SEPTEMBER 30,     SEPTEMBER 30,
                                                            --------------    --------------
                                                            1999     1998     1999     1998
                                                            -----    -----    -----    -----
                                                                     (IN MILLIONS)
Operating revenues........................................  $ 180    $ 180    $ 577    $ 570
Operating expenses........................................   (107)    (109)    (291)    (340)
Other, net................................................      3       11       16       22
                                                            -----    -----    -----    -----
  EBIT....................................................  $  76    $  82    $ 302    $ 252
                                                            =====    =====    =====    =====

  Third Quarter 1999 Compared to Third Quarter 1998

     Operating expenses for the quarter ended September 30, 1999, were $2 million lower than for the same period of 1998. This decrease was attributable to lower system fuel usage associated with operating efficiencies achieved as a result of lower throughput levels and lower direct operating and maintenance costs.

     Other, net for the quarter ended September 30, 1999, was $8 million lower than for the same period of 1998 primarily due to interest income on a favorable sales and use tax settlement received in the third quarter of 1998 and lower earnings from equity investments in the third quarter of 1999.

  Nine Months Ended 1999 Compared to Nine Months Ended 1998

     Operating revenues for the nine months ended September 30, 1999, were $7 million higher than for the same period of 1998 primarily due to the favorable resolution of regulatory issues during 1999 and the impact of a downward revision in the amount of recoverable interest on GSR costs in 1998. The increase was partially offset by a favorable customer settlement in the second quarter of 1998 and lower system throughput in 1999 due to milder temperatures.

     Operating expenses for the nine months ended September 30, 1999, were $49 million lower than for the same period of 1998. The decrease was primarily due to the favorable resolution of certain regulatory issues during 1999 and lower fuel usage associated with operating efficiencies achieved as a result of lower system throughput.

     Other, net for the nine months ended September 30, 1999, was $6 million lower than for the same period of 1998 primarily due to interest income received in the third quarter of 1998 on a favorable sales and use tax settlement and lower earnings from equity investments during 1999. The decrease was partially offset by the impact of a favorable settlement of a regulatory issue in the first quarter of 1999.

  EL PASO NATURAL GAS

                                                              QUARTER          NINE MONTHS
                                                               ENDED              ENDED
                                                           SEPTEMBER 30,      SEPTEMBER 30,
                                                           -------------     ---------------
                                                           1999     1998     1999      1998
                                                           ----     ----     -----     -----
                                                                     (IN MILLIONS)
Operating revenues.......................................  $120     $118     $ 359     $ 357
Operating expenses.......................................   (67)     (61)     (196)     (192)
Other, net...............................................     1        1         1         2
                                                           ----     ----     -----     -----
  EBIT...................................................  $ 54     $ 58     $ 164     $ 167
                                                           ====     ====     =====     =====

  Third Quarter 1999 Compared to Third Quarter 1998

     Operating revenues for the quarter ended September 30, 1999, were $2 million higher than for the same period of 1998 primarily due to an increase in revenues from the sale of capacity to Dynegy and an increase in transportation revenues.

     Operating expenses for the quarter ended September 30, 1999, were $6 million higher than for the same period of 1998. This increase was primarily due to a regulatory settlement charge partially offset by revised estimates of regulatory recoveries in the third quarter of 1999.

  Nine Months Ended 1999 Compared to Nine Months Ended 1998

     Operating revenues for the nine months ended September 30, 1999, were $2 million higher for the same period of 1998 primarily due to an increase in revenues from the sale of capacity to Dynegy and an increase in transportation revenues. These increases were partially offset by the favorable resolution of a contested rate matter in the second quarter of 1998.

     Operating expenses for the nine months ended September 30, 1999, were $4 million higher than for the same period of 1998. This increase was primarily due to the effect of a regulatory settlement charge partially offset by revised estimates of regulatory recoveries and lower fuel usage from greater system efficiency.

  EL PASO FIELD SERVICES

                                                                QUARTER         NINE MONTHS
                                                                 ENDED             ENDED
                                                             SEPTEMBER 30,     SEPTEMBER 30,
                                                             -------------     -------------
                                                             1999     1998     1999     1998
                                                             ----     ----     ----     ----
                                                                      (IN MILLIONS)
Gathering and treating margin..............................  $ 40     $ 34     $116     $111
Processing margin..........................................    11       10       31       36
Other margin...............................................     3       --        7        2
                                                             ----     ----     ----     ----
          Total gross margin...............................    54       44      154      149
Operating expenses.........................................   (40)     (37)    (117)    (108)
Other, net.................................................     9        5       38       12
                                                             ----     ----     ----     ----
  EBIT.....................................................  $ 23     $ 12     $ 75     $ 53
                                                             ====     ====     ====     ====

  Third Quarter 1999 Compared to Third Quarter 1998

     Total gross margin for the quarter ended September 30, 1999, was $10 million higher than for the same period of 1998. The increase in the gathering and treating margin is primarily due to higher volumes and average gathering rates in the San Juan basin, partially offset by the sale of assets in the Anadarko Basin in September 1998. The increase in the processing margin resulted from higher volumes and realized liquids prices during the third quarter of 1999 compared to the same period of 1998. The increase in other margin resulted from the acquisition of EnCap in the first quarter of 1999.

     Operating expenses for the quarter ended September 30, 1999, were $3 million higher than for the same period of 1998 primarily due to an increase in amortization and depreciation expense attributable to acquisitions.

     Other, net for the quarter ended September 30, 1999, was $4 million higher than for the same period of 1998 due to equity investments, primarily the acquisition of DeepTech International Inc.

  Nine Months Ended 1999 Compared to Nine Months Ended 1998

     Total gross margin for the nine months ended September 30, 1999, was $5 million higher than for the same period of 1998. The increase in the gathering and treating margin is primarily due to higher volumes in the San Juan basin. The increase was partially offset by the sale of assets in the Anadarko Basin in September 1998. The decrease in the processing margin resulted from lower realized liquids prices in 1999 compared to the same period of 1998. The increase in the other margin resulted from the acquisition of EnCap in the first quarter of 1999.

     Operating expenses for the nine months ended September 30, 1999, were $9 million higher than for the same period of 1998 primarily due to an increase in amortization and depreciation expense attributable to acquisitions.

     Other, net for the nine months ended September 30, 1999, was $26 million higher than for the same period of 1998 primarily due to net gains on the sale of assets during 1999 and additional earnings from equity investments, primarily the acquisition of DeepTech International Inc.

  EL PASO MERCHANT ENERGY

                                                              QUARTER       NINE MONTHS
                                                               ENDED           ENDED
                                                           SEPTEMBER 30,   SEPTEMBER 30,
                                                           -------------   -------------
                                                           1999    1998    1999    1998
                                                           -----   -----   -----   -----
                                                                   (IN MILLIONS)
Natural gas margin.......................................  $ 10    $ 13    $ 40    $ 11
Power margin.............................................     4      (4)      7      15
                                                           ----    ----    ----    ----
          Total gross margin.............................    14       9      47      26
Operating expenses.......................................   (13)     (9)    (41)    (30)
Other, net...............................................     8      --      17       4
                                                           ----    ----    ----    ----
  EBIT...................................................  $  9    $ --    $ 23    $ --
                                                           ====    ====    ====    ====

  Third Quarter 1999 Compared to Third Quarter 1998

     Total gross margin for the quarter ended September 30, 1999, was $5 million higher than for the same period of 1998. The decrease in the natural gas margin was primarily due to decreased physical trading margins coupled with increases in broker expenses resulting from increases in financial volumes and positions. These decreases were partially offset by income recognition on long-term natural gas contracts closed in the quarter. The increase in the power margin was due to the earnings on power generation facilities acquired in December 1998 and the impact of improved power trading margins in 1999 over 1998 levels due to declines in the market value of certain open power contracts in the third quarter of 1998.

     Operating expenses for the quarter ended September 30, 1999, were $4 million higher than for the same period of 1998 due to higher operating costs associated with an increase in power activities.

     Other, net for the quarter ended September 30, 1999, was $8 million higher than for the same period of 1998 primarily due to additional earnings from the acquisition of a 50 percent ownership interest in CE Generation LLC in March 1999.

  Nine Months Ended 1999 Compared to Nine Months Ended 1998

     Total gross margin for the nine months ended September 30, 1999, was $21 million higher than for the same period of 1998. The increase in the natural gas margin was primarily due to the income recognition from long-term natural gas transactions closed during 1999. The increase was partially offset by increased broker expenses resulting from increases in financial volumes and positions. The decrease in the power margin was largely attributable to the rapid increase in the market value of certain open power contracts due to price volatility in the second and third quarters of 1998 and income recognition from electric power transactions during the first quarter of 1998. The decrease was partially offset by the earnings on power generation facilities acquired in December 1998.

     Operating expenses for the nine months ended September 30, 1999, were $11 million higher than for the same period of 1998 due to higher operating costs associated with an increase in power activities.

     Other, net for the nine months ended September 30, 1999, was $13 million higher than for the same period of 1998 primarily due to additional earnings from the acquisition of a 50 percent ownership interest in CE Generation LLC in March 1999, partially offset by a gain on the sale of assets sold in the second quarter of 1998.

  EL PASO ENERGY INTERNATIONAL

                                                              QUARTER       NINE MONTHS
                                                               ENDED           ENDED
                                                           SEPTEMBER 30,   SEPTEMBER 30,
                                                           -------------   -------------
                                                           1999    1998    1999    1998
                                                           -----   -----   -----   -----
                                                                   (IN MILLIONS)
Operating revenues.......................................  $ 14    $ 15    $ 43    $ 43
Operating expenses.......................................   (25)    (24)    (77)    (65)
Other, net...............................................    23      21      65      45
                                                           ----    ----    ----    ----
  EBIT...................................................  $ 12    $ 12    $ 31    $ 23
                                                           ====    ====    ====    ====

  Third Quarter 1999 Compared to Third Quarter 1998

     Operating revenues for the quarter ended September 30, 1999, were $1 million lower than for the same period of 1998 primarily due to a decrease in revenues from EMA Power, partially offset by revenues on Rio Negro which was consolidated in the third quarter of 1999.

     Operating expenses for the quarter ended September 30, 1999, were $1 million higher than for the same period of 1998 primarily due to higher operating expenses on consolidated projects. The increase was largely offset by lower project development costs.

     Other, net for the quarter ended September 30, 1999, was $2 million higher than for the same period of 1998 due to higher earnings on equity investments, principally the Samalayuca Power, East Asia Power, and Kladno projects. The 1998 earnings included a gain on the sale of surplus power equipment and a loss on an equity swap agreement.

  Nine Months Ended 1999 Compared to Nine Months Ended 1998

     Operating expenses for the nine months ended September 30, 1999, were $12 million higher than for the same period of 1998 primarily due to an increase in operating expenses in consolidated projects partially offset by lower project development costs.

     Other, net for the nine months ended September 30, 1999, was $20 million higher than for the same period of 1998 primarily due to higher earnings from equity investments, principally the Samalayuca Power and East Asia Power projects. The 1998 earnings included certain gains from project-related activities and a gain on the sale of surplus power equipment in 1998.

CORPORATE EXPENSES, NET

  Third Quarter 1999 Compared to Third Quarter 1998

     Net corporate expenses for the quarter ended September 30, 1999, were $11 million lower than for the same period of 1998 primarily due to power marketing start up costs incurred in the third quarter of 1998 and an increase in 1999 interest income.

  Nine Months Ended 1999 Compared to Nine Months Ended 1998

     Net corporate expenses for the nine months ended September 30, 1999, were $103 million higher than for the same period of 1998 primarily due to charges in the second quarter of 1999 related to the merger with Sonat. These charges included the accelerated amortization of certain employee benefits and various legal, accounting, and financial advisory costs. The increase was partially offset by power marketing start up costs incurred in 1998. The Company expects to incur additional merger-related charges during the fourth quarter.

INTEREST AND DEBT EXPENSE

     Interest and debt expense for the third quarter and nine months ended September 30, 1999, were higher than for the same periods of 1998 primarily due to increased borrowings used to fund capital expenditures, acquisitions, and other investing expenditures.

                        LIQUIDITY AND CAPITAL RESOURCES

  CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $50 million for the nine months ended September 30, 1999, compared to $385 million for the same period of 1998. The decrease was primarily attributable to net income tax refunds received in 1998, GSR collections, and the early payout of certain employee benefits as a result of an EPEC change of control in 1999. The decrease was partially offset by a take-or-pay refund paid to EPNG customers in 1998 and other working capital changes.

  CASH FROM INVESTING ACTIVITIES

     Net cash used in investing activities was $1,163 million for the nine months ended September 30, 1999. Expenditures related to joint ventures and equity investments were primarily for the acquisitions of a 50 percent interest in Chaparral, a 50 percent ownership interest in CE Generation LLC, and an 82 percent ownership interest in EAPRC. Other investment activity included expenditures for expansion and construction projects, as well as the acquisition of EnCap. Internally generated funds, supplemented by other financing activities, were used to fund these expenditures.

     Future funding for capital expenditures, acquisitions, and other investing expenditures is expected to be provided by internally generated funds, commercial paper issuances, available capacity under existing credit facilities, and/or the issuance of other long-term debt, trust securities, or equity.

  CASH FROM FINANCING ACTIVITIES

     Net cash provided by financing activities was $1,115 million for the nine months ended September 30, 1999. Long-term debt borrowings and proceeds from the sale of preferred interest of Trinity, supplemented by internally generated funds, were used to fund capital and equity investments, reduce short-term borrowings, pay dividends, and for other corporate purposes.

     The following table reflects quarterly dividends declared and paid on EPEC's common stock:

                                          AMOUNT PER
           DECLARATION DATE              COMMON SHARE      PAYMENT DATE       TOTAL AMOUNT
           ----------------              ------------      ------------       -------------
                                                                              (IN MILLIONS)
October 22, 1998.......................    $0.19125       January 4, 1999          $23
January 21, 1999.......................    $0.20000        April 1, 1999           $24
April 21, 1999.........................    $0.20000        July 1, 1999            $24
July 16, 1999..........................    $0.20000       October 1, 1999          $24

     In October 1999, the board of directors of EPEC declared a quarterly dividend of $0.20 per share on EPEC's common stock, payable on January 11, 2000, to stockholders of record on December 10, 1999. Also during the nine months ended September 30, 1999, dividends of $19 million were paid on the 8 1/4% cumulative preferred stock, series A of EPTPC.

     In February 1999, DeepTech International Inc. retired its 11% senior promissory notes due 2000 in the amount of $16 million and in September 1999, EPNG retired its outstanding 9.45% Notes in the principal amount of $47 million.

     In May 1999, EPEC issued $500 million aggregate principal amount of 6.75% Senior Notes due 2009. Proceeds of approximately $496 million, net of issuance costs, were used to repay short-term debt and for other corporate purposes.

     In June 1999, the Company received net proceeds of $493 million from a third-party investor as a result of the sale of a preferred interest in Trinity. The proceeds were used to repay short-term debt and for other corporate purposes.

     In July 1999, EPEC issued $600 million aggregate principal amount of 6.625% Senior Notes due 2001 and $100 million aggregate principal amount of floating rate Senior Notes due 2001. Proceeds of approximately $697 million, net of issuance costs, were used to repay short-term borrowings and for other corporate purposes.

     In July 1999, the Company rescinded its common stock repurchase program in order to comply with the requirements of the Financial Accounting Standards Board and the U.S. Securities and Exchange Commission with respect to the treatment of the Company's merger with Sonat as a pooling of interests under generally accepted accounting principles. The program originally authorized the Company to repurchase up to 10 million shares. The Company had repurchased approximately one million shares with a weighted average price of $35.77 under the program prior to its rescission.

     In July 1999, the Company established an employee stock purchase plan ("ESPP"), with the first purchase of common stock to occur at the end of the quarter in which the EPEC and Sonat merger occurs. The ESPP allows eligible employees the right to purchase common stock on a quarterly basis at the lower of 85 percent of the market price at the beginning of the offering period or at the end of each calendar quarter. At July 1, 1999, a total of 2 million shares were reserved for purchase under the ESPP. The Company is currently recording a liability for the ESPP withholdings not yet applied towards the purchase of common stock.

     In August 1999, EPEC entered an Interest Rate Swap agreement with a notional amount of $600 million and a termination date of July 2001. EPEC swapped its currently existing fixed interest rate on its July 1999, $600 million aggregate principal Senior Notes due 2001, for a floating 3 months LIBOR plus a floating rate margin of 14.75 basis points. The rate under the swap at September 30, 1999, was 5.76%.

     In August 1999, EPEC established a new $1,250 million 364-day renewable revolving credit and competitive advance facility. As of September 30, 1999, EPEC's interest rate for borrowings under this facility was equal to LIBOR plus 50 basis points. The rate will vary based on EPEC's long-term unsecured debt rating. This facility replaced EPEC's $750 million 364-day renewable revolving credit and competitive advance facility established in October 1997. EPNG and TGP are designated borrowers under this credit facility. As of September 30, 1999, no amounts were outstanding under this facility.

     In October 1999, Mojave Pipeline Company ("MPC") retired its variable rate non-recourse project financing in the principal amount of $107 million. Concurrently, MPC also terminated its associated interest rate swap at a cost of approximately $5 million.

     At September 30, 1999, the Company had approximately $2 billion available under its revolving credit facilities. The availability of borrowings under the Company's credit agreements is subject to certain specified conditions, which management believes it currently meets.

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

                                     OTHER

     In October 1999, the Company agreed to acquire Bonneville Pacific Corporation ("Bonneville") for approximately $63 million. Bonneville owns an interest in an 85 megawatt natural gas-fired cogeneration facility located in the Las Vegas area which sells power to a large utility under a long-term power purchase agreement. Bonneville also provides operations and maintenance services under long-term contract to two other cogeneration facilities in the Las Vegas area.

     In October 1999, the Company agreed to acquire Crystal Gas Storage, Inc. for approximately $220 million. The transaction will be accounted for as a purchase. Crystal Gas Storage owns and operates two natural gas storage facilities near Hattiesburg, Mississippi and holds interests in natural gas producing properties in northern Louisiana and southern Arkansas.

     In October 1999, the Company acquired for $13 million the remaining interest in Interenergy Company from Clan Energy International. Interenergy is a Cayman company that holds a 38 percent interest in Triunion Energy Company ("Triunion"). This increased the Company's ownership in Triunion to 71 percent. As a result, the Company will begin to consolidate Triunion in the fourth quarter of 1999. Triunion's principle asset is a 21 percent interest in the Argentina to Chile pipeline. With this acquisition, the Company's overall interest in the Argentina to Chile pipeline increased to 15 percent.

     In October 1999, the Company acquired a 25 percent interest in a 762 megawatt coal-fired power plant in the People's Republic of China. The Meizhou Wan power plant, located in the Fujian Province, is expected to be operational in the first quarter of 2001.

  YEAR 2000

     Prior to its merger with Sonat, the Company had established an executive steering committee and a project team to coordinate the phases of its Year 2000 project to assure that the Company's key automated systems, equipment, and related processes will remain functional through the Year 2000. Those phases are: (i) awareness; (ii) assessment; (iii) remediation; (iv) testing; (v) implementation of the necessary modifications and (vi) contingency planning.

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

     The Company's assessment phase consists of conducting a company-wide inventory of its key automated systems and related processes, analyzing and assigning levels of criticality to those systems and processes, identifying and prioritizing resource requirements, developing validation strategies and testing plans, and evaluating business partner relationships. The assessment phase is substantially complete. The assessment phase of the project, among other things, involves efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment products, embedded chip systems, and software products being used by or impacting the Company are or will be modified to be Year 2000 compliant. Increasingly, the responses from such third parties are generally encouraging. Nonetheless, many of these responses lack the substantive detail to allow the Company to make a meaningful evaluation of such third-parties' Year 2000 readiness. Furthermore, in some circumstances, third parties are refusing to provide any response beyond those contained in their publicly-disseminated information. As a result, the overall evaluation of the Company's business partners' Year 2000 readiness remains inconclusive. Accordingly, the Company cannot predict the potential consequences if these or other third parties or their products are not Year 2000 compliant. The Company continues to evaluate the exposure associated with such business partner relationships, and will use the contingency planning process to attempt to mitigate the uncertainty concerning third-party readiness.

     The remediation phase involves converting, modifying, replacing or eliminating key automated systems identified in the assessment phase. The testing phase involves the validation of the identified key automated systems. The Company is utilizing test tools and written test procedures to document and validate, as necessary, its unit, system, integration and acceptance testing. The implementation phase involves placing the converted or replaced key automated systems into operation. One system that was not substantially complete with respect to Year 2000 issues as of June 30, 1999, was the nominations, scheduling and volume accounting applications utilized by TGP. That system is now substantially complete. In October 1999, the Company, in cooperation with other Interstate Natural Gas Association of America members, reported that its regulated pipelines, El Paso Natural Gas Pipeline, Tennessee Gas Pipeline, Midwestern Gas Transmission, East Tennessee Natural Gas Pipeline and Mojave Pipeline, will be Year 2000 compliant on the rollover date of January 1, 2000. The Company is substantially complete with its remediation, testing and implementation phases for domestic systems.

     The Company had previously identified the contingency planning phase as a subset of the implementation phase, but has now established the process as its own phase of the overall Year 2000 program. The contingency planning phase consists of developing a risk profile of the Company's critical business processes and then providing for actions the Company will pursue to keep such processes operational in the event of Year 2000 disruptions. The focus of such contingency planning is on prompt response to any Year 2000 events, and a plan for subsequent resumption of normal operations. The plan attempts to assess the risk of a significant failure to critical processes performed by the Company, and to address the mitigation of those risks. The plan will also consider any significant failures related to the most reasonably likely worst case scenario, discussed below, as they may occur. In addition, the plan attempts to factor in the severity and duration of the impact of a significant failure. The Company has developed contingency plans for each business unit and significant business process. By September 30, 1999, the Company had conducted desk-top testing of its contingency plans and had conducted drills and mock outages, including some testing with certain customers and other significant third parties. The Year 2000 contingency plans will continue to be tested, modified and adjusted throughout the year as additional information becomes available.

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

     While the Company owns or controls most of its domestic facilities and projects, nearly all of the Company's international investments have been made in conjunction with unrelated third parties. In many cases, the operators of such international facilities are not under the sole or direct control of the Company. As a consequence, the Year 2000 programs instituted at some of the international facilities may be different from the Year 2000 program implemented by the Company domestically, and the party responsible for the results of such program may not be under the direct or indirect control of the Company. In addition, many foreign countries appear to be substantially behind the United States in addressing potential Year 2000 disruption of critical infrastructure and in developing a framework governing the reporting requirements and relative liabilities of business entities. Accordingly, the Year 2000 risks posed by international operations as a whole are different than those presented domestically. While management believes that most of the international facilities in which it has significant investments are addressing Year 2000 issues in an adequate manner, it is possible that some of them may experience significant Year 2000 disruption, and that the aggregate effect of problems experienced at multiple international locations may be material and adverse. The Company is incorporating this possibility into the relevant contingency plans.

     While the total cost of the Company's Year 2000 project continues to be evaluated, the Company estimates that the costs remaining to be incurred in 1999 and 2000 associated with assessing, remediating and testing internally developed computer applications, hardware and equipment, embedded chip systems, and third-party-developed software will be between $3 million and $7 million. Of these estimated costs, the Company expects between $2 million and $3 million to be capitalized and the remainder to be expensed. As of September 30, 1999, the Company has incurred expenses of approximately $12 million and has capitalized costs of approximately $5 million. The Company has previously only traced incremental expenses related to its Year 2000 project. This means that the costs of the Year 2000 project related to salaried employees of the Company, including their direct salaries and benefits, are not available, and have not been included in the estimated costs of the project. Since the earlier phases of the project primarily involved work performed by such salaried employees, the costs expended to date do not reflect the percentage completion of the project. The Company anticipates that it will expend a substantial amount of the remaining costs in the contingency planning phase of the project, including the potential acquisition of back-up assets and systems that may be deployed in the event primary systems fail to perform fully according to expectations.

     Furthermore, for the Company's international investments, the Company understands that many of the operators of such foreign facilities are incurring Year 2000 costs but obtaining detailed information regarding Year 2000 international cost expenditures has been slow and, at times, difficult. For this reason, the Year 2000 costs incurred may fall somewhat short of the estimated costs discussed above.

     As described elsewhere in this report, the Company and Sonat have merged and the Year 2000 risks, liabilities and expenses of Sonat and its subsidiaries have been assumed by the Company effective with the merger. Prior to the merger, Sonat implemented a Year 2000 program along very similar lines to those of the Company. Sonat previously reported in its Form 10-Q filed with the SEC on August 11, 1999, that it was complete with respect to its remediation and testing of all critical systems and substantially complete with respect to all systems.

     Because Sonat's core business of natural gas transportation, prior to the merger, was very similar to the Company's, Sonat was exposed to the same types of risks as the Company's domestic operations; hence it has the same reasonably likely worst case scenario, including a reliance on third-party producers of natural gas with which it has no contractual privity. To help prepare for that reasonably likely worst case scenario, Sonat engaged a consulting firm to assist in the preparation of contingency plans. In many circumstances, this primarily involved updating existing plans which Sonat maintained in the normal course of its business to handle and respond to emergency conditions regardless of the cause. Sonat's contingency plans include the establishment of control centers to facilitate communications in the event of a telecommunications failure and staffing of selected strategic locations on Sonat's pipeline system.

     The cost, calculated prior to the merger, to Sonat of the Year 2000 project for capital as well as general and administrative costs was estimated to be no greater than $14 million. As of September 30, 1999, Sonat had incurred approximately $12 million in Year 2000 project costs. Sonat included in its Year 2000 costs an estimate for the internal labor costs and direct labor overhead burden. These costs and estimates were not material with respect to the cash flow of Sonat. Accordingly, all cost incurred by Sonat for Year 2000 expenditures were paid from cash flow resulting from normal operations.

     Although the Company does not expect the costs of its Year 2000 project, including any costs remaining to be expended for the readiness of assets formerly owned by Sonat, to have a material adverse effect on its financial position, results of operations, or cash flows, based on information available at this time the Company cannot conclude that disruption caused by internal or external Year 2000 related failures will not have such an effect. Specific factors which might affect the success of the Company's Year 2000 efforts and the frequency or severity of a Year 2000 disruption or the amount of expense include the failure of the Company or its outside consultants to properly identify deficient systems, the failure of the selected remedial action to adequately address the deficiencies, the failure of the Company or its outside consultants to complete the remediation in a timely manner (due to shortages of qualified labor or other factors), the failure of other parties to joint ventures in which the Company is involved to meet their obligations, both financial and operational, under the relevant joint venture agreements to remediate assets used by the joint venture, unforeseen expenses related to the remediation of existing systems or the transition to replacement systems, the failure of third parties to become Year 2000 compliant or to adequately notify the Company of potential noncompliance and the effects of any significant disruption at international facilities in which the Company has significant investments.

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

     See Note 10, which is incorporated herein by reference.

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

     Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the Company's ability to successfully integrate Sonat's operations, increasing competition within the Company's industry, the timing and extent of changes in commodity prices for natural gas and power, uncertainties associated with customer contract expirations on the TGP, EPNG and Southern Natural Gas pipeline systems, uncertainties associated with acquisitions and joint ventures, potential environmental liabilities, potential contingent liabilities and tax liabilities related to the Company's acquisitions, political and economic risks associated with current and future operations in foreign countries, conditions of the equity and other capital markets during the periods covered by the forward-looking statements, and other risks, uncertainties and factors, including the effect of the Year 2000 date change, discussed more completely in the Company's other filings with the U.S. Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1998.

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

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *3.A            -- Restated Certificate of Incorporation of EPEC as filed
                            with the Delaware Secretary of State on October 25, 1999.
         *3.B            -- Restated By-Laws of EPEC, effective as of October 25,
                            1999.
         *4.K            -- Indenture dated as of June 1, 1986, by and between Sonat
                            Inc., and Manufacturers Hanover Trust Company, as
                            trustee; First Supplemental Indenture dated as of June 1,
                            1995, by and between Sonat and Chemical Bank (as
                            successor to Manufacturers Hanover Trust Company), as
                            trustee; and Second Supplemental Indenture dated as of
                            October 25, 1999, by and between El Paso Energy
                            Corporation and The Chase Manhattan Bank, as trustee (as
                            successor to Chemical Bank).
        *10.A            -- $1,250,000,000 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement dated as of August 16, 1999,
                            by and among EPEC, EPNG, TGP, the several banks and other
                            financial institutions from time to time parties to the
                            Agreement, The Chase Manhattan Bank, as administrative
                            agent and as CAF Advance Agent for the Lenders
                            thereunder, Citibank N.A. and ABN Amro Bank, N.V. as
                            co-documentation agents for the Lenders and Bank of
                            America, N.A. as syndication agent for the Lenders.
       +*10.O.1          -- Amendment to Employment Agreement dated August 25, 1999, by and between EPEC and William A. Wise.
       +*10.R            -- Executive Award Plan of Sonat Inc., amended and restated
                            effective as of July 23, 1998, as amended May 27, 1999.
        *27              -- Financial Data Schedule

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

     b. Reports on Form 8-K

        - EPEC filed a Current Report on Form 8-K, dated July 2, 1999, updating the pro forma financial information to include historical financial information for EPEC and Sonat for the three months ended March 31, 1999.

        - EPEC filed a Current Report on Form 8-K, dated July 26, 1999, disclosing the operating results of EPEC for the quarter and six months ended June 30, 1999.

        - EPEC filed a Current Report on Form 8-K, dated August 24, 1999, updating the pro forma financial information to include historical financial information for EPEC and Sonat for the six months ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EL PASO ENERGY CORPORATION

Date: November 12, 1999                            /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: November 12, 1999                           /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                                 (Chief Accounting Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *3.A            -- Restated Certificate of Incorporation of EPEC as filed
                            with the Delaware Secretary of State on October 25, 1999.
         *3.B            -- Restated By-Laws of EPEC, effective as of October 25,
                            1999.
         *4.K            -- Indenture dated as of June 1, 1986, by and between Sonat
                            Inc., and Manufacturers Hanover Trust Company, as
                            trustee; First Supplemental Indenture dated as of June 1,
                            1995, by and between Sonat and Chemical Bank (as
                            successor to Manufacturers Hanover Trust Company), as
                            trustee; and Second Supplemental Indenture dated as of
                            October 25, 1999, by and between El Paso Energy
                            Corporation and The Chase Manhattan Bank, as trustee (as
                            successor to Chemical Bank).
        *10.A            -- $1,250,000,000 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement dated as of August 16, 1999,
                            by and among EPEC, EPNG, TGP, the several banks and other
                            financial institutions from time to time parties to the
                            Agreement, The Chase Manhattan Bank, as administrative
                            agent and as CAF Advance Agent for the Lenders
                            thereunder, Citibank N.A. and ABN Amro Bank, N.V. as
                            co-documentation agents for the Lenders and Bank of
                            America, N.A. as syndication agent for the Lenders.
       +*10.O.1          -- Amendment to Employment Agreement dated August 25, 1999, by and between EPEC and William A. Wise.
       +*10.R            -- Executive Award Plan of Sonat Inc., amended and restated
                            effective as of July 23, 1998, as amended May 27, 1999.
        *27              -- Financial Data Schedule