Form 10-K405
period 1999-12-31
EL PASO ENERGY CORP/DE
filed 2000-02-22
CIK 1066107

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of February 16, 2000, computed by reference to the closing sale price of the registrant's common stock on the New York Stock Exchange on such date: $8,554,320,151

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     Common Stock, par value $3 per share. Shares outstanding on February 16, 2000: 230,419,398

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: Portions of El Paso Energy Corporation's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           EL PASO ENERGY CORPORATION

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
Glossary..............................................................   ii

                                     PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   20
Item 3.   Legal Proceedings...........................................   20
Item 4.   Submission of Matters to a Vote of Security Holders.........   20

                                    PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   21
Item 6.   Selected Financial Data.....................................   22
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   23
          Risk Factors and Cautionary Statement for Purposes of the
            "Safe Harbor" Provisions
            of the Private Securities Litigation Reform Act of 1995...   35
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   40
Item 8.   Financial Statements and Supplementary Data.................   44
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   89

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........   89
Item 11.  Executive Compensation......................................   89
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   89
Item 13.  Certain Relationships and Related Transactions..............   89

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   89
          Signatures..................................................   95

                                    GLOSSARY

     The following abbreviations, acronyms, or defined terms used in this Form 10-K are defined below:

BBbls.............................  Billion barrels
BBtu(/d)..........................  Billion British thermal units (per day)
Bcf(/d)...........................  Billion cubic feet (per day)
Bcfe..............................  Billion cubic feet of gas equivalent
Board.............................  Board of directors of El Paso Energy Corporation
CAPSA.............................  Companias Asociadas Petroleras SA, a privately held integrated energy company in Argentina
Company...........................  El Paso Energy Corporation and its subsidiaries
DeepTech..........................  DeepTech International Inc., a wholly owned subsidiary of El Paso
                                    Energy Corporation
Dth(/d)...........................  Decatherms (per day)
Dynegy............................  Dynegy Inc.
EBIT..............................  Earnings before interest expense and income taxes
East Tennessee....................  East Tennessee Natural Gas Company, a wholly owned subsidiary of El
                                    Paso Tennessee Pipeline Co.
Edison............................  Southern California Edison Company
EnCap.............................  EnCap Investments L.L.C., a wholly owned subsidiary of El Paso
                                    Field Services Company
EPA...............................  United States Environmental Protection Agency
El Paso...........................  El Paso Energy Corporation, unless the context otherwise requires
El Paso Energy Partners...........  El Paso Energy Partners, L.P., a publicly held Delaware limited partnership (formerly Leviathan Gas Pipeline Partners, L.P.)
EPNG..............................  El Paso Natural Gas Company, a wholly owned subsidiary of El Paso
                                    Energy Corporation
EPTPC.............................  El Paso Tennessee Pipeline Co., a direct subsidiary of El Paso
                                    Energy Corporation
FERC..............................  Federal Energy Regulatory Commission
Field Services....................  El Paso Field Services Company, a wholly owned subsidiary of El
                                    Paso Tennessee Pipeline Co.
International.....................  El Paso Energy International Company (and its subsidiaries and investments), a wholly owned subsidiary of El Paso Tennessee
                                    Pipeline Co.
IRS...............................  Internal Revenue Service
MBbls.............................  Thousand barrels
Mcf...............................  Thousand cubic feet
Mcfe..............................  Thousand cubic feet of gas equivalent
Merchant Energy...................  El Paso Merchant Energy Group, LLC, a wholly owned subsidiary of El
                                    Paso Tennessee Pipeline Co.
Mgal(/d)..........................  Thousand gallons (per day)
Midwestern........................  Midwestern Gas Transmission Company, a wholly owned subsidiary of
                                    El Paso Tennessee Pipeline Co.
MMBbls............................  Million barrels
MMcf(/d)..........................  Million cubic feet (per day)
MMcfe.............................  Million cubic feet of gas equivalent
Mdth(/d)..........................  Thousand decatherms (per day)

MPC...............................  Mojave Pipeline Company, a wholly owned indirect partnership of El
                                    Paso Natural Gas Company
PCB(s)............................  Polychlorinated biphenyl(s)
Production........................  El Paso Production Holding Company, a wholly owned subsidiary of El
                                    Paso Energy Corporation
PRP(s)............................  Potentially responsible party(ies)
Sonat.............................  Sonat Inc., a publicly traded company prior to its October 1999 merger with El Paso Energy Corporation
SNG...............................  Southern Natural Gas Company, a wholly owned subsidiary of El Paso
                                    Energy Corporation
TBtu/(d)..........................  Trillion British thermal units (per day)
Tcfe..............................  Trillion cubic feet of gas equivalent
TGP...............................  Tennessee Gas Pipeline Company, a wholly owned subsidiary of El
                                    Paso Tennessee Pipeline Co.

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     Over the past five years, El Paso Energy Corporation has transformed itself from a regional natural gas transmission company into a global energy company having a presence in all areas of the rapidly evolving wholesale global energy industry. The Company has accomplished this transformation through a series of acquisitions and transactions, each designed to enhance and improve the Company's competitive abilities in both the regulated and non-regulated energy markets. In 1995, the Company completed its acquisition of Eastex Energy Inc., signaling its entrance into the emerging energy marketing and trading business. In early 1996, the Company engaged in an intensive organizational review and work process rationalization program, resulting in the reduction of its total workforce by over 30 percent, and positioning the Company for accelerated growth in an increasingly competitive business environment. The Company completed its $4 billion acquisition of EPTPC and its acquisition of Cornerstone Natural Gas, Inc. in late 1996. These acquisitions expanded the Company's regulated pipeline network from coast-to-coast, significantly enhanced its mid-stream asset base, and provided the foundation for it to become an active participant in the rapidly growing international energy business. In 1998, the Company acquired DeepTech International Inc. and several other mid-stream assets, significantly increasing its onshore and offshore gathering and processing capabilities. In October 1999, the Company completed its $6 billion merger with Sonat. With this transaction, which was accounted for as a pooling of interests, the combined companies have emerged as one of the largest natural gas transmission companies in America, expanding into the rapidly growing southeastern United States and adding a new natural gas and oil production segment with reserves totaling approximately 1.5 Tcfe. Throughout this period of growth and transition, the Company has continued to evaluate its existing organizational processes and workforce needs to maximize synergies resulting from its strategic acquisitions. In both 1997 and 1999, the Company implemented further workforce reduction programs of 19 percent and 15 percent, respectively.

     Also during this five-year period, the Company has aggressively invested in its higher growth non-regulated energy businesses. These investments have served to transform the Company's merchant business from a regional trading concern to a major intermediary in the wholesale natural gas and power industry. As a result of its ongoing investment program, the Company is now one of the largest non-utility owners and operators of power generation assets in the country. These investments have also served to expand the Company's international activities to over 35 projects in 18 countries with over $1 billion of capital invested worldwide. The Company's business operations and activities are discussed below in greater detail.

                               COMPANY OPERATIONS

     The Company's principal operations include the interstate and intrastate transportation, gathering, processing, and storage of natural gas; the marketing of natural gas, power, and other energy-related commodities; power generation; the development and operation of energy infrastructure facilities worldwide; and the domestic exploration and production of natural gas and oil. The Company owns or has interests in over 40,000 miles of interstate and intrastate pipeline connecting the nation's principal natural gas supply regions to the five largest consuming regions in the United States, namely the Gulf Coast, California, the Northeast, the Midwest, and the Southeast. The Company's natural gas transmission operations include the nation's only coast-to-coast mainline natural gas transmission system and are comprised of eight wholly owned interstate pipeline systems: the Tennessee Gas pipeline, the El Paso Natural Gas pipeline, the Southern Natural Gas pipeline, the Sea Robin pipeline, the South Georgia Natural Gas pipeline, the East Tennessee Natural Gas pipeline, the Midwestern Gas Transmission pipeline, and the Mojave pipeline systems; as well as interests in the Florida Gas Transmission pipeline, the Destin pipeline and the Portland Natural Gas Transmission pipeline systems. During the first quarter of 2000, the Company will complete its sales of the East Tennessee Natural Gas pipeline and Sea Robin pipeline systems and the Company's one-third interest in the Destin pipeline to comply with a Federal Trade Commission order related to its merger with Sonat.

     Through Merchant Energy, the Company is a major intermediary in the wholesale natural gas and electric power markets, and is engaged in buying and selling natural gas, pipeline capacity, natural gas storage, power and other energy commodities throughout North America. The Company has also become one of the largest non-utility owners of electric generating capacity in the United States. In its operations, the Company uses sophisticated systems and financial modeling capabilities to evaluate and measure risks inherent in its markets, then intermediates those risks using its presence in and knowledge of the financial and physical commodity markets.

     The Company's international activities focus on the development and operation of international energy infrastructure projects. These activities include ownership interests in three major operating natural gas transmission systems in Australia and natural gas transmission systems and power generation facilities currently in operation or under construction in Argentina, Bangladesh, Bolivia, Brazil, Chile, China, the Czech Republic, Hungary, India, Indonesia, Mexico, Pakistan, Peru, the Philippines and the United Kingdom.

     The Company, through Field Services, provides natural gas gathering, products extraction, dehydration, purification, compression and intrastate transmission services. These services include gathering of natural gas from more than 10,000 natural gas wells with approximately 11,000 miles of gathering lines, and 11 natural gas processing and treating facilities located in some of the most prolific and active production areas of the United States, including the San Juan and Permian Basins, east and south Texas, Louisiana, and in the Gulf of Mexico. The Company conducts its intrastate transmission operations through its interests in five intrastate systems, including the Oasis pipeline running from west Texas to Katy, Texas, the Channel pipeline extending from south Texas to the Houston Ship Channel, the Shoreline and Tomcat gathering systems, which gather gas from the Texas Gulf Coast, and the Gulf States pipeline, which extends from the Texas border to Ruston, Louisiana. Through El Paso Energy Partners, a publicly traded limited partnership in which the Company is the general partner, the Company conducts natural gas and oil gathering, transmission, midstream and other related services offshore in the Gulf of Mexico.

     The Company's natural gas and oil exploration and production activities include properties with approximately 2.8 million net acres under lease in 11 states, including Louisiana, Texas, Oklahoma, Arkansas, and New Mexico, as well as the Gulf of Mexico. At December 31, 1999, the Company's proved reserves totaled approximately 1.5 Tcfe.

     The Company is pursuing a telecommunications strategy that will leverage its extensive North American natural gas pipeline system, its core competency in right-of-way development and, to the extent that bandwidth associated with fiber optic capacity becomes actively traded, its marketing and trading skills in newly-developed commodity products. The Company, with partners or on its own, is currently planning to install a fiber-optic network along certain key segments of its pipeline system and may expand this network beyond its pipeline system through fiber capacity swaps with or leases from other third party fiber optic companies.

     On August 1, 1998, El Paso succeeded EPNG as the publicly traded parent corporation in a holding company reorganization. In the reorganization, EPNG, a Delaware corporation formed in 1928, and its subsidiaries, became direct and indirect subsidiaries of the Company.

                      MERGER WITH THE COASTAL CORPORATION

     In January 2000, the Company announced it had entered into a definitive agreement to merge with The Coastal Corporation ("Coastal"). In the merger, each share of Coastal common stock and Class A common stock will be converted on a tax-free basis into 1.23 shares of Company common stock. Coastal's outstanding convertible preferred stock will be exchanged for Company common stock on the same basis as if the preferred stock had been converted into Coastal common stock immediately prior to the merger. The transaction will be accounted for as a pooling of interests and is expected to close in the fourth quarter of 2000. The merger is subject to customary conditions, including approval by the stockholders of both companies, and receipt of certain required governmental approvals.

     Coastal is a diversified energy holding company. It is engaged, through its subsidiaries and joint ventures, in natural gas transmission, storage, gathering, processing and marketing; natural gas and oil exploration and production; petroleum refining, marketing and distribution; chemicals; power production; and coal. Coastal owns interests in approximately 18,000 miles of natural gas pipelines across the midwestern and the Rocky Mountain areas of the United States and has proved reserves of 3.6 Tcfe. Coastal also has international and domestic interests in natural gas and oil producing properties, power production plants, and crude oil refining facilities.

                     PURCHASE OF TEXAS MIDSTREAM OPERATIONS

     In January 2000, the Company entered into an agreement to purchase the natural gas and natural gas liquids businesses of PG&E Gas Transmission, Texas Corporation, and PG&E Gas Transmission Teco, Inc. The acquisition, which is expected to close by mid-year 2000, is subject to the receipt of certain required governmental approvals and third party consents. The transaction will be accounted for as a purchase.

     The assets being acquired consist of 8,500 miles of intrastate natural gas transmission pipelines that transport approximately 2.8 Bcf/d in the south Texas area, nine natural gas processing plants that currently process 1.5 Bcf/d, and a
7.2 Bcf natural gas storage field. The transaction also includes significant natural gas liquids pipelines and fractionation facilities.

                                    SEGMENTS

     The Company segregates its business activities into five segments: Natural Gas Transmission, Merchant Energy, International, Field Services, and Production. These segments are strategic business units that provide a variety of energy products and services. They are managed separately, as each business unit requires different technology and marketing strategies. For information relating to operating revenues, operating income, EBIT, and identifiable assets attributable to each segment, see Item 8, Financial Statements and Supplementary Data, Note 16, which is incorporated herein by reference.

                            NATURAL GAS TRANSMISSION

     The Company's Natural Gas Transmission segment provides interstate natural gas pipeline transportation to the northeast, southwest, southeast, mid-west and mid-Atlantic sections of the United States, including the New York City, Atlanta, Chicago, and Boston metropolitan areas, and various northern Mexico markets. It conducts these activities through eight wholly owned and three partially owned interstate systems along with a terminalling facility and three storage facilities. Each of these is discussed below:

     The TGP system. The TGP system consists of approximately 14,700 miles of pipeline with a design capacity of 5,730 MMcf/d. During 1999, TGP transported natural gas volumes averaging approximately 75 percent of its capacity. The TGP system serves the northeast section of the United States, including the New York City and Boston metropolitan areas. The multiple-line system begins in the gas-producing regions of Louisiana, including the Gulf of Mexico, and south Texas. TGP also recently completed an interconnect at the United States-Mexico border.

     The East Tennessee system. The East Tennessee system consists of approximately 1,100 miles of pipeline with a design capacity of 680 MMcf/d. During 1999, East Tennessee transported natural gas volumes averaging approximately 45 percent of its capacity. The East Tennessee system serves the states of Tennessee, Virginia and Georgia and connects with the TGP system in Springfield and Lobelville, Tennessee.

     The Midwestern system. The Midwestern system consists of approximately 400 miles of pipeline with a design capacity of 785 MMcf/d. During 1999, Midwestern transported natural gas volumes averaging approximately 31 percent of its capacity. The Midwestern system connects with the TGP system at Portland, Tennessee, and extends to Chicago to serve the Chicago metropolitan area.

     The EPNG system. The EPNG system consists of approximately 9,800 miles of pipeline with a design capacity of 4,744 MMcf/d. During 1999, EPNG transported natural gas volumes averaging approximately 75 percent of its capacity. The EPNG system serves California, which is its single largest market, and also serves markets in Nevada, Arizona, New Mexico, Texas, Oklahoma, and northern Mexico. The EPNG system delivers natural gas from the San Juan Basin of northern New Mexico and southern Colorado, and also accesses natural gas supplies in the Permian and Anadarko Basins.

     The MPC system. The MPC system consists of approximately 400 miles of pipeline with a design capacity of approximately 400 MMcf/d. During 1999, MPC transported natural gas volumes averaging approximately 98 percent of its capacity. The MPC system is connected with the EPNG transmission system at Topock, Arizona and Kern River Gas Transmission Company in California and extends to customers in the vicinity of Bakersfield, California.

     The SNG system. The SNG system consists of approximately 7,300 miles of interstate natural gas pipelines with a design capacity of 2,632 MMcf/d. During 1999, SNG transported volumes averaging approximately 73 percent of its capacity. SNG's interstate pipeline system extends from gas fields in Texas, Louisiana, Mississippi, Alabama and the Gulf of Mexico to markets in Louisiana, Mississippi, Alabama, Florida, Georgia, including the city of Atlanta, South Carolina and Tennessee. SNG is the principal pipeline supplier to the growing southeastern markets of Alabama and Georgia.

     Florida Gas Transmission system. The Company owns a 50 percent interest in Citrus Corp. ("Citrus"), a holding company that owns 100 percent of Florida Gas Transmission Company ("Florida Gas"). Florida Gas is the primary pipeline transporter of natural gas in the state of Florida and the sole pipeline transporter to peninsular Florida. The system consists of approximately 4,900 miles of interstate natural gas pipelines with a design capacity of 1,462 MMcf/d. During 1999, Florida Gas transported volumes averaging approximately 92 percent of its capacity. The system extends from south Texas to a point near Miami, Florida.

     South Georgia Natural Gas system. The South Georgia Natural Gas system ("South Georgia"), consists of 910 miles of interstate natural gas pipelines with a design capacity of 130 MMcf/d. During 1999, South Georgia transported volumes averaging approximately 80 percent of its capacity. The South Georgia system interconnects with the SNG system in eastern Alabama and extends from eastern Alabama through southern Georgia to the Florida panhandle.

     Sea Robin Pipeline Company. The Sea Robin Pipeline system consists of a 430 mile interstate natural gas pipeline system with a design capacity of 1,000 MMcf/d located off shore Louisiana in the Gulf of Mexico. During 1999, Sea Robin Pipeline Company transported volumes averaging 57 percent of its capacity.

     Southern LNG, Inc. Southern LNG is a liquified natural gas receiving terminal, located on Elba Island, near Savannah, Georgia, capable of achieving a peak sendout of 540 MMcf/d and a base load sendout of 333 MMcf/d. Inactive since the early 1980s, Southern LNG filed an application with FERC in July 1999 to reactivate the receiving terminal.

     Destin Pipeline Company, L.L.C. Destin Pipeline Company ("Destin"), is owned one-third by SNG. Destin owns a 254 mile interstate pipeline system with a design capacity of 1,000 MMcf/d that transports natural gas from the growing eastern Gulf of Mexico production area. Destin's pipeline system was partially completed and in service in September 1998 and was fully in service in March 1999. During 1999, Destin transported volumes averaging 40 percent of its capacity.

     Portland Natural Gas Transmission. The Company has an approximate 19 percent ownership interest in the Portland Natural Gas Transmission system ("Portland"). Portland is a 292 mile interstate natural gas pipeline with a design capacity of 215 MMcf/d extending from the Canadian border near Pittsburg, New Hampshire to Dracut, Massachusetts. During 1999, Portland transported volumes averaging approximately 34 percent of its capacity.

     Bear Creek Storage. Bear Creek Storage Company ("Bear Creek") owns and operates an underground natural gas storage facility located in Louisiana. Services are provided pursuant to the authorization and subject to the jurisdiction of FERC. Bear Creek has a capacity of 50 Bcf of base gas and 57 Bcf of working storage capacity. Bear Creek's storage capacity is committed equally to TGP and SNG under long-term contracts.

     Crystal Gas Storage, Inc. In January 2000, the Company completed its acquisition of Crystal Gas Storage ("Crystal"). Crystal owns and operates two natural gas storage facilities near Hattiesburg, Mississippi. The Hattiesburg Gas Storage Facility has 3.5 Bcf of working storage capacity. The capacity is fully subscribed on a firm basis under long term contracts that extend through the year 2005. The Petal Gas Storage facility has 3.2 Bcf of natural gas storage working capacity. A 7 Bcf expansion project, fully subscribed by The Southern Company Services, Inc., is currently underway at the Petal facility. Combined, the Hattiesburg and Petal storage systems can currently deliver in excess of 670 MMcf/d into four interstate pipelines, including TGP, SNG, Koch Gateway Pipeline and Transcontinental Gas Pipeline.

     From time to time, the Company holds open seasons in an effort to capitalize on pipeline expansion opportunities. TGP has completed an open season for the Eastern Express Project 2000 to provide gas transportation for the growing markets in the northeast. As a result, TGP filed and received FERC approval for the Eastern Express expansion, which will begin service in November 2000. In the fall of 1999, TGP completed and placed in service an international border crossing at Reynosa, Tamaulipas, Mexico, and an interconnect with Pemex Gas y Petroquimica Basica ("Pemex"), a Mexican state-owned company, to provide the import and export of gas to and from Mexico.

     During the first quarter of 2000, the Company will complete the sales of its East Tennessee Natural Gas Company and Sea Robin Pipeline Company as well as its one-third interest in Destin Pipeline Company to comply with a Federal Trade Commission order related to its merger with Sonat.

  Regulatory Environment

     The Company's interstate systems are subject to the jurisdiction of FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Each system operates under separate FERC approved tariffs which establish rates, terms, and conditions under which each system provides services to its customers.

     In July 1998, FERC issued a Notice of Proposed Rulemaking ("NOPR") in which it sought comments on a wide range of initiatives to change the manner in which short-term (less than one year) transportation markets are regulated. On February 9, 2000, the FERC issued a final ruling in response to the NOPR. Among other things, the rule (i) allows pipelines to file to implement peak and off-peak rates; (ii) removes the price cap for released capacity; (iii) requires pipelines to make changes to their tariffs regarding customer imbalances, penalties and pipeline operations; and (iv) increases the amount and type of information that pipelines must make available to the FERC and its customers.

     TGP. In December 1996, TGP filed for a general rate increase with FERC and in October 1998, FERC approved a settlement resolving that proceeding. The settlement included a structural rate design change that resulted in a larger portion of TGP's transportation revenues being dependent upon throughput. One party, a competitor of TGP, filed a Petition for Review of the FERC approved settlement with the Court of Appeals, which remanded the case to FERC to respond to the competitor's argument that TGP's cost allocation methodology deterred the development of market centers (centralized locations where buyers and sellers can physically exchange gas). Comments were filed with FERC in January 1999. This matter is still pending before FERC.

     EPNG. In June 1995, EPNG filed with FERC new system rates for mainline transportation. In April 1997, FERC approved a comprehensive offer of settlement to resolve that proceeding as well as issues surrounding certain contract reductions and expirations that were to occur from January 1, 1996 through December 31, 1997, and determined that only the contesting party, Edison, should be severed for separate determination of the rates it directly pays EPNG. The settlement was effective as of January 1, 1996. In August 1999, EPNG and Edison filed a joint settlement with FERC resolving all issues related to EPNG's June 1995 rate filing. The joint settlement provides for Edison to pay EPNG the maximum tariff rate provided for under the settlement for transportation service to California from July 1, 1999, through the end of the term of the rate settlement and for EPNG to pay Edison $32 million plus accrued interest to resolve all claims raised by Edison. In November 1999, FERC approved the joint settlement between EPNG and Edison and reapproved the rate settlement, subject to implementation of a fuel adjustment to reflect certain facility functionalization changes ordered by FERC. In December 1999, FERC delayed the implementation of the fuel adjustment pending its review of request for rehearing.

     SNG. In August 1999, SNG filed a $17 million rate increase with FERC based on system costs and throughput during the base period ended April 30, 1999. The matter is pending before FERC.

     The Company's interstate systems are also subject to the Natural Gas Pipeline Safety Act of 1968, as amended, which establishes pipeline and liquified natural gas plant safety requirements, and the National Environmental Policy Act and other environmental legislation. Each of the systems has a continuing program of inspection designed to keep all of the facilities in compliance with pollution control and pipeline safety requirements, and the Company believes that its systems are in substantial compliance with applicable requirements.

  Markets and Competition

     The Company's interstate systems face varying degrees of competition from alternative energy sources, such as electricity, hydroelectric power, coal, and fuel oil. Also, the potential consequences of proposed and ongoing restructuring and deregulation of the electric power industry are currently unclear. Such restructuring and deregulation may benefit the natural gas industry by creating more demand for natural gas turbine generated electric power, or it may hamper demand by allowing a more effective use of surplus electric capacity through increased wheeling as a result of open access.

     TGP. Customers of TGP, none of which individually represents more than 10 percent of the revenues on TGP's system, include natural gas producers, marketers and end-users, as well as other gas transmission and distribution companies. At the beginning of 1999, contracts representing 70 percent of TGP's firm transportation capacity were due to expire by November 2000. However, as a result of negotiations to extend or restructure these contracts, customers whose contracts expire by November 2000 now represent only approximately 20 percent of firm transportation capacity. The conditions of settlements and extensions are similar to the original contracts and 80 percent of TGP's contracted firm transportation capacity currently has an average term in excess of four years. TGP continues to pursue future markets and customers for the capacity that is not committed beyond November 2000 and expects this capacity will be placed under a combination of long-term and short-term contracts. However, there can be no assurance that TGP will be able to replace these contracts or that the terms of new contracts will be as favorable to TGP as the existing ones.

     In a number of key markets, TGP faces competitive pressure from other major pipeline systems, which enables local distribution companies and end-users to choose a supplier or switch suppliers based on the short-term price of natural gas and the cost of transportation. Competition among pipelines is particularly intense in TGP's supply areas, Louisiana and Texas. In some instances, TGP has had to discount its transportation rates in order to maintain market share. The renegotiation of TGP's remaining expiring contracts may be adversely affected by these competitive factors.

     EPNG. EPNG faces significant competition from other pipeline companies that transport natural gas to the California market. EPNG's current capacity to deliver natural gas to California is approximately 3.3 Bcf/d, and the combined capacity of all pipeline companies serving the California market is approximately 6.9 Bcf/d. In 1999, the demand for interstate pipeline capacity to California averaged 5.0 Bcf/d, equivalent to approximately 73 percent of the total interstate pipeline capacity serving that state. Natural gas shipped to California across the EPNG system represented approximately 33 percent of the natural gas consumed in the state in 1999. The significant customers served by EPNG in California during 1999 included Southern California Gas Company, with capacity of 1,150 MMcf/d under contract until August 2006, and Dynegy, with capacity of 1,311 MMcf/d under contract through December 1999.

     Interstate pipeline capacity utilization to California is not expected to reach 100 percent for three to five years, based on expected demand growth and assuming no new interstate pipeline capacity is added. EPNG remarketed the capacity relinquished by Pacific Gas and Electric Company at the end of 1997, by entering into three contracts with Dynegy for the sale of all of its then available firm capacity for a two-year period ending December 31, 1999, at rates negotiated pursuant to EPNG's tariff provisions and FERC policies. In

December 1999, EPNG remarketed this capacity to Enron North America Corp. ("Enron") for a one-year period ending December 31, 2000. Effective January 31, 2000, the Company and Enron mutually agreed to terminate the contracts due to a FERC ruling modifying certain delivery rights. In February 2000, EPNG commenced an open posting to sell this capacity and awarded it to Merchant Energy. The contract is effective from March 2000 through May 2001.

     SNG. SNG's customers include distribution and industrial customers, electric generation companies, gas producers, other gas pipelines and gas marketing and trading companies. SNG provides transportation services in both its gas supply and market areas. SNG's contracts to provide firm transportation service for its customers are for varying amounts and periods of time. Substantially all of the firm transportation capacity currently available in SNG's two largest market areas is fully subscribed. The significant customers served by SNG during 1999 included (i) Atlanta Gas Light Company, with capacity of 770 MMcf/d under contracts that expire beginning in 2001 through 2007, with the majority expiring in 2002, (ii) Alabama Gas Corporation with capacity of 384 MMcf/d under contracts that expire beginning in 2002 through 2008, with the majority expiring in 2008, and (iii) South Carolina Pipeline Corporation with capacity of 188 MMcf/d under contract which expires primarily in 2003. Nearly all of SNG's firm transportation contracts contain evergreen provisions that automatically extend the term for additional months or years unless notice of termination is given by one of the parties. Contracts representing approximately 43 percent of SNG's firm transportation capacity are due to expire during 2002 or 2003. This capacity is expected to be placed under a combination of long-term and short-term contracts.

     Competition among pipelines is strong in a number of SNG's key markets. Customers purchase gas supply from producers and gas marketing companies in unregulated transactions and contract with SNG for transportation services to deliver this supply to their markets. SNG's three largest customers are able to obtain a significant portion of their natural gas requirements through transportation from other pipelines. In addition, SNG competes with several pipelines for the transportation business of many of its other customers. The competition with such pipelines is intense, and SNG must at times discount its transportation rates in order to maintain market share.

                                MERCHANT ENERGY

     The Company's Merchant Energy segment buys, sells, and trades natural gas, power, natural gas transmission capacity, gas storage, and other energy and natural gas related commodities and intermediates risk in its markets using sophisticated integrated risk management techniques. Merchant Energy's merchant activities provide customers with flexible solutions to meet their energy supply and financial risk management requirements by utilizing its knowledge of the marketplace, natural gas pipelines and power transmission infrastructure, supply aggregation, transportation management and valuation, storage, and integrated price risk management. It also acquires, develops, constructs, owns, operates and manages domestic power generation facilities and other power related assets and joint ventures. During 1999, Merchant Energy completed a fundamental strategic shift to position itself as one of North America's largest intermediaries in the wholesale energy marketplace.

     The Merchant Energy segment is organized into four functional units -- Origination, Trading and Risk Management, Finance and Administration, and Operations. The Origination unit develops and acquires natural gas and power assets, markets capacity from these assets, and creates innovative structured transactions to enhance their value. The Trading and Risk Management unit provides pricing and valuation information for the Origination unit, manages the risk inherent in Merchant Energy's asset portfolio via the financial markets for natural gas and power, and captures the option value inherent in the segment's asset portfolio. The Company's portfolio is managed in accordance with strict value-at-risk limits set by the Board. The Finance and Administration unit implements financing strategies for Merchant Energy's assets, and provides accounting and administration services for the segment's activities. The Operations unit conducts the day to day operations of Merchant Energy's assets in close coordination with the Origination and Trading and Risk Management units. Merchant Energy controls a large portfolio of natural gas transmission and storage capacity, and markets and trades over 6,713 Bcf/d of natural gas and 6,613 megawatts of power per month.

     During 1999, the Company was active in acquiring domestic non-utility generation ("NUG") assets, especially those with above-market power purchase agreements. As part of its efforts relating to NUG acquisitions, the Company created a finance structure, known as Electron, to expand its growth in the power generation business. The Company, together with a financial investor, formed Electron, through the creation of a limited liability company, Chaparral Investors, L.L.C. ("Chaparral"), and its wholly owned subsidiary, Mesquite Investors, L.L.C. ("Mesquite"). Through Chaparral, the Company has currently invested in 26 domestic power generation facilities with a total generating capacity of approximately 3,200 megawatts. A subsidiary of the Company is the manager of both Chaparral and Mesquite under a management agreement. In late 1999, the Company amended these arrangements to allow Electron to raise additional capital and own additional assets. The Company intends to conduct its NUG acquisition and restructuring activities through Electron. As compensation for managing Electron, the Company will be paid an annual performance-based management fee. Electron plans to raise approximately $1 billion of additional financing in the first half of 2000 to expand its NUG activities.

     Merchant Energy has ownership interests or management responsibilities in 40 power generation facilities with a total generating capacity of over 5,000 megawatts, including those power generation facilities invested in through Electron. Approximately 79 percent of the output of the Company's operating power plants is sold pursuant to long-term, fixed-price agreements. The Company is actively seeking to restructure these agreements to enhance the value of these facilities.

     In March 1999, Merchant Energy acquired a 50 percent ownership interest in CE Generation LLC. CE Generation LLC owns or has ownership interests in four natural gas-fired cogeneration projects in New York, Pennsylvania, Texas and Arizona and eight geothermal facilities near the Imperial Valley in southern California. In addition, two additional geothermal facilities are currently under construction in southern California. Collectively, these 14 power projects will have a combined electric generating capacity of approximately 900 megawatts.

     In connection with the Sonat merger, Merchant Energy has an interest in Mid-Georgia Cogeneration, L.P., a 300 megawatt natural gas-fired combined cycle power generation facility in Kathleen, Georgia, which sells power to a large utility under a long-term power purchase agreement and provides steam to a local customer.

     In December 1999, the Company agreed to purchase two 67 megawatt natural gas-fired electric generation plants located in Dartmouth, Massachusetts and Pawtucket, Rhode Island. The acquisition of the Pawtucket plant closed in February 2000 while the Dartmouth plant acquisition is expected to close in March 2000. As part of the purchase agreement, the Company assumed responsibility for all operations and maintenance activities of these plants.

     In February 2000, Merchant Energy purchased partnership interests in a portfolio of eleven gas-fired combined cycle power generation facilities in California from Dynegy. The portfolio represents a net combined electric generating capacity of approximately 370 megawatts. Also included in the acquisition is an operating company and a turbine maintenance organization. Eight of the eleven acquired facilities have entered into fuel management agreements to purchase all natural gas and fuel oil used to operate the facilities at market rates plus a management fee from Merchant Energy. Currently ten of the eleven facilities sell power to three large public utilities pursuant to long-term power contracts.

     In January 2000, Merchant Energy acquired all the outstanding shares of Bonneville Pacific Corporation ("Bonneville"). The principal business segments acquired include a 50 percent interest in an 85 megawatt power plant that sells power to a utility under a long-term contract, and an operating company which provides operations and maintenance services under long-term contracts to two cogeneration facilities in the Las Vegas area.

     Merchant Energy is also constructing a 680 megawatt natural gas-fired combined cycle power generation facility in Tominson, Georgia, which has long-term power purchase agreements with three utilities to sell 70 percent of its capacity. Commercial operations are expected to commence in June 2000.

     Merchant Energy purchases specific natural gas and power volumes from suppliers at various times and points of receipt, arranges for the aggregation and transportation of natural gas and transmission of power, and negotiates the sale of these volumes to utilities (including local distribution companies and power plants), municipalities, and a variety of industrial and commercial end users. Merchant Energy seeks to maintain a diverse natural gas and power supplier and customer base. During 1999, Merchant Energy's natural gas activities served over 900 producers/suppliers and approximately 1,000 sales customers in 41 states and shipped natural gas supplies on 61 pipelines. Its power activities served over 125 sales customers in 48 states and traded electricity in 11 North American Energy Reliability Council regions.

     Merchant Energy utilizes a broad range of risk management instruments to manage its fixed-price purchase and sales commitments and reduce its exposure to market price volatility. It trades futures contracts and options on the New York Mercantile Exchange and trades swaps and options in over-the-counter financial markets with other major energy merchants. Market risks are managed on a portfolio basis, subject to parameters established by a risk management committee that operates independently from commercial operations. Market risk in Merchant Energy's commodity derivative portfolio is measured on a daily basis utilizing a Value-at-Risk (VAR) model to calculate the potential one-day unfavorable impact on its earnings.

     Detailed below are the marketed natural gas and power volumes for the years ended December 31:

                                                              1999     1998     1997
                                                             ------   ------   ------
Natural gas volumes marketed (BBtu/d)......................   6,713    7,315    8,013
Power volumes marketed (Thousand megawatt hours)...........  79,361   55,210   21,735

  Regulatory Environment

     Merchant Energy's power generation activities are subject to FERC's regulatory jurisdiction under the Federal Power Act ("FPA") with respect to its rates, terms and conditions of service and certain reporting requirements. Exports of electricity are subject to approval by the Department of Energy. El Paso's affiliates involved in cogeneration and independent power production are subject to regulation by the FERC under the Public Utility Regulatory Policies Act and the FPA with respect to rates, the procurement and provision of certain services and operating standards.

  Markets and Competition

     Merchant Energy's merchant services business operates in a highly competitive environment. Its primary competitors include: (i) marketing affiliates of major oil and natural gas producers; (ii) marketing affiliates of large local distribution companies; (iii) marketing affiliates of other interstate and intrastate pipelines; and (iv) independent energy marketers with varying scopes of operations and financial resources. Merchant Energy competes on the basis of price, access to production, understanding of pipeline and transmission networks, imbalance management, experience in the marketplace, and counterparty credit.

     Many of Merchant Energy's generation facilities sell power pursuant to long-term agreements with investor-owned utilities in the United States. Because of the terms of its power purchase agreements for its facilities, Merchant Energy's revenues are not significantly impacted by competition from other sources of generation. The power generation industry is rapidly evolving, and regulatory initiatives have been adopted at the federal and state level aimed at increasing competition in the power generation business. As a result, it is likely that when the power purchase agreements expire, the facilities will be required to compete in a significantly different market in which operating efficiency and other economic factors will determine success. Merchant Energy is likely to face intense competition from generation companies as well as from the wholesale power markets.

                                 INTERNATIONAL

     The Company's International segment was formed for the purpose of investing in integrated energy projects with an emphasis on developing infrastructure to gather, transport and use natural gas in northern Mexico and certain Latin American countries. The focus of the international projects has expanded to include power generation and pipeline investments located in Australia, Asia, Europe and other Latin American countries. International enters into its projects through a combination of acquisitions, international privatization efforts and greenfield development.

     Acquisitions of existing energy projects and greenfield development projects are subject to a higher level of commercial and financial risk in foreign countries. Accordingly, International has adopted a risk mitigation strategy to reduce risks to more acceptable and manageable levels. International's practice is to select experienced partners with a history of success in commercial operations. Individual partners are generally chosen based on the complementary competencies which they offer to the various joint ventures formed or to be formed. International designs and implements a formal due diligence plan on every project it pursues, and contracts are negotiated to secure fuel supply, manage operating and maintenance costs and, when possible, index revenues to and denominate transactions in U.S. dollars. International also obtains political risk insurance when deemed appropriate, through the Overseas Private Investment Corporation, the Multilateral Investment Guarantee Agency, or a private insurer.

     Detailed below are brief descriptions, by region, of the projects that are either operational or in various stages of development.

Latin America and Mexico

     Agua del Cajon Processing Plant -- In November 1999, International acquired a 50 percent ownership interest in a joint venture which owns a natural gas processing plant located in Neuquen, Argentina. The joint venture leases the plant under a ten-year term from Bank of Boston. Liquids from the plant are sold under a ten year contract to CAPEX, a publicly traded company listed on the Argentine and Luxembourg stock exchanges. The plant has a processing capacity of 77 MMcf/d.

     Aguaytia Integrated Energy Project -- International owns a 24 percent interest in an integrated natural gas and power generation project near Pucallpa, located in central Peru. The project consists of a 302 Bcf natural gas field, a natural gas processing facility, a 71 mile natural gas liquids pipeline connected to a fractionation facility, a 126 mile natural gas pipeline connected to a 155 megawatt simple cycle power plant, and a 250 mile power transmission line connecting with the Peruvian grid at Paramonga.

     Araucaria Power Project -- International has a 60 percent interest in a consortium to build a 480 megawatt natural gas fired power plant located in Araucaria, Brazil. The electricity will be purchased by Companhia Paranaense de Energia, an integrated electric utility providing generation, transmission, and distribution of electricity to all regions of the state of Parana in southern Brazil. The plant will be fueled by natural gas provided from the Bolivia to Brazil pipeline. The power purchase agreement was executed in August, 1999. Financial close is expected in the fourth quarter of 2000. Commercial operations are expected to commence in late 2002.

     Bolivia to Brazil Pipeline Project -- International owns an 8 percent interest in a 2,000 mile natural gas pipeline from Santa Cruz, Bolivia to Sao Paulo, Brazil, with a southern lateral to Porto Alegre, Brazil. The pipeline, which commenced operations in June 1999, transports natural gas to one of the largest new markets in the western hemisphere which consists of approximately 100 million people.

     CAPSA Power Project -- International has an effective 45 percent interest in CAPSA, a privately held integrated energy company in Argentina. CAPSA was incorporated in 1977 for the purpose of producing, selling and exploring for liquid hydrocarbons. CAPSA's assets include ownership of the Diadema Oil Field and a 55 percent ownership interest in CAPEX.

     Costanera Power Project -- International owns a 12 percent interest in Central Costanera, the largest thermal-power plant in Argentina consisting of 2,167 megawatts of power generation and an 8 percent interest in Central Termoelectrica Buenos Aires, S.A., a 328 megawatt combined cycle power plant in Buenos Aires.

     Manaus Power Project -- International owns 100 percent of a 244 megawatt power plant in Manaus, the capital city of the state of Amazonas in northern Brazil. Power from the plant is currently sold under a seven-year contract to Eletronorte, the local electric company.

     Rio Negro Power Project -- International owns 100 percent of a 158 megawatt Rio Negro power plant located in Manaus, Brazil. Electricity from the Rio Negro facility is currently being sold under a seven-year contract to Eletronorte.

     Samalayuca Pipeline Project -- The project is a 45 mile, 212 MMcf/d pipeline system which delivers natural gas to the Samalayuca Power Project from EPNG's existing pipeline system in west Texas and Pemex's pipeline system in northern Mexico. The system consists of 22 miles of pipeline in the United States and 23 miles of pipeline in Mexico. International owns 50 percent of the Mexican portion.

     Samalayuca Power Project -- International owns a 40 percent interest in a 700 megawatt combined cycle gas fired power plant in Samalayuca, Mexico. Comision Federal de Electricidad ("CFE"), the Mexican government-owned electric utility, operates the plant under a 20 year lease. Upon expiration of the lease term, ownership of the plant will be transferred to CFE.

     Triunion Energy Company -- Triunion Energy Company ("Triunion") was a development company formed by International, CAPEX and Interenergy to identify and develop new energy related projects in Latin America. In November 1999, International increased its interest in Triunion to 71 percent by purchasing the remaining interest in Interenergy from Clan Energy International. Triunion currently owns a 20 percent interest in an exploration and production project in Charagua, Bolivia, as well as a 22 percent interest in an approved project to build a 325 mile, natural gas pipeline that will cross the Andes Mountains connecting natural gas production in Argentina's Neuquen Basin to customers in Concepcion, Chile. Construction of the pipeline commenced in early 1998 and was completed in December 1999.

Europe

     EMA Power Project -- International owns a 50 percent controlling interest in a 70 megawatt power plant located in Dunaujvaros, Hungary. The electricity generated at the plant is committed, under a 20 year service agreement to Dunaferr Kft., the largest steel mill in Hungary.

     Enfield Power Project -- International owns a 25 percent interest in Enfield Energy Center Limited. The 396 megawatt combined cycle natural gas-fired merchant power plant is undergoing commissioning near London, England and is expected to be operational in June 2000.

     Fife Power Project -- International owns a 50 percent interest in the first Scottish independent power project located in Fife. The existing plant consists of a simple cycle natural gas fired turbine generating 75 megawatts, which commenced operations in the fourth quarter of 1998. Under Phase II, a steam turbine will be added to produce a total combined-cycle generating capacity of 115 megawatts. Financial close for Phase II occurred in July 1999, and commercial operation is expected to commence in early 2001.

     Kladno Power Project -- International owns an 18 percent interest in a 28 megawatt natural gas and coal fired cogeneration facility located approximately 19 miles northwest of Prague, in the Czech Republic. The facility is undergoing expansion to increase its capacity to approximately 350 megawatts. Commercial operations of the expanded facility are expected to commence in the third quarter of 2000.

Asia Pacific

     Australian Pipelines -- International owns a 33 percent interest in (i) the Moomba to Adelaide pipeline system, a 488 mile natural gas pipeline in southern Australia, (ii) the Ballera to Wallumbilla pipeline system, a 470 mile natural gas pipeline in southwestern Queensland, and (iii) a 925 mile Dampier-to-Bunbury natural gas pipeline in western Australia. The Dampier to Bunbury pipeline system has a capacity of 550 MMcf/d and serves a number of western Australian markets, including industrial end-users. An expansion of the Dampier-to-Bunbury pipeline is currently underway to supply additional natural gas to Alcoa, Worsley and Wesfarmers. The expansion, scheduled for completion in third quarter of 2000, expands the pipeline's capacity to 585 MMcf/d.

     East Asia Power -- In February 1999, International acquired a 46 percent ownership interest in East Asia Power Resources Corporation ("EAPRC") along with an interest in a convertible loan. Following its acquisition, International converted the loan to equity, increasing its ownership interest to 65 percent, and in September 1999, International acquired an additional 17 percent from another shareholder, increasing its ownership interest to 82 percent. In December 1999, International participated in an EAPRC rights offering, increasing its overall ownership to 92 percent. In February 2000, the Company entered into an agreement with a party to jointly own equal interests in EAPRC and expects to complete the transaction prior to the end of the first quarter of 2000 which would reduce the Company's interest in EAPRC to less than 50 percent. EAPRC owns and operates seven power generation facilities in the Philippines and one plant in China, with a total generating capacity of 412 megawatts. Electric power generated by the facilities is supplied to a diversified base of customers including National Power Corporation, the Philippine state-owned utility, private distribution companies and industrial users.

     Haripur Power Project -- International owns a 50 percent interest in a consortium formed to construct a 115 megawatt oil and natural gas-fired power generation facility in Haripur, Bangladesh. The plant sells power to the Bangladesh Power Development Board under a 15 year power purchase agreement. The plant commenced commercial operations in June 1999.

     Kabirwala Power Project -- International owns a 42 percent interest in a 151 megawatt natural gas fired power plant in Kabirwala, Pakistan. Commercial operation is expected to commence in the first quarter of 2000. The project has a thirty year power purchase agreement with the State Water and Power Development Authority of Pakistan ("WAPDA") to sell power from the plant.

     Meizhou Wan Power Project -- In October 1999, International acquired a 25 percent interest in a 762 megawatt coal-fired power plant in the People's Republic of China. The Meizhou Wan power plant, located in the Fujian Province, is expected to be operational in the first quarter of 2001.

     Sengkang Integrated Energy Project -- International has a 50 percent interest in a producing natural gas field with proven reserves of 533 Bcf and a
47.5 percent interest in a 135 megawatt power plant in Sengkang, South Sulawesi, Indonesia. The electricity produced by the power plant is sold to PLN, the national electric utility, under a long-term power purchase agreement. The combined cycle power plant was one of the first independent power plants to operate in Indonesia.

     PPN Power Project -- In June 1999, International acquired a 26 percent interest in a power plant in Tamil Nadu, India. The project consists of a 346 megawatt combined cycle power plant which will serve as a base load facility and sell power to the state-owned Tamil Nadu Electricity Board under a thirty year power purchase agreement. Construction began in January 1999, and operations are expected to commence in early 2001.

Other Projects

     International owns interests in three operating domestic power generation plants consisting of a 17.5 percent interest in a 240 megawatt power plant in Springfield, Massachusetts and a 50 percent interest in two additional cogeneration projects in Florida with a combined generating capacity of 220 megawatts.

Regulatory Environment

     The foreign operations of International's subsidiaries and joint ventures are subject to the jurisdiction of numerous governmental agencies in the countries in which its projects are located. Generally, many of the countries in which International presently conducts and will conduct business have recently developed or are developing new regulatory and legal structures to accommodate private and foreign-owned businesses. These regulatory and legal structures and their interpretation and application by administrative agencies are relatively new and sometimes limited. Many detailed rules and procedures are yet to be issued and the Company expects that the interpretation of existing rules in these jurisdictions will evolve over time. The Company believes that its operations are in compliance in all material respects with all applicable environmental laws and regulations in the applicable foreign jurisdictions. The Company also believes that the operations of its projects in many of these countries eventually may be required to meet standards that are comparable in many respects to those in effect in the United States and in countries within the European Community.

Markets and Competition

     International operates in a highly competitive environment. The number of competitors varies from country to country, as does their respective scope of operations. However, the type of competitors International competes against in most of its markets typically include other large multi-national energy infrastructure companies; large, in-country utilities and energy infrastructure companies; affiliates of major natural gas and oil producers as well as independent power producers and independent energy companies. The successful acquisition of new business opportunities is dependent upon International's ability to (i) respond to requests to provide new services; (ii) mitigate potential risks; and (iii) maintain a strong business development, legal, financial and operational support team with experience in the respective marketplace.

     Many of International's energy generation and natural gas transmission pipelines sell their services under long-term agreements. In some instances, these facilities sell their energy generation and transmission services on a market-based system. Globally, many of the legal and regulatory regimes under which International competes are migrating toward a market-driven framework increasing the level of competition. As these trends toward increasing competition continue, local-market knowledge, operating efficiency, access to fuel supplies and other factors will affect International's success.

                                 FIELD SERVICES

     The Field Services segment provides its customers with wellhead-to-mainline services, including natural gas gathering and transportation, products extraction, dehydration, purification, compression and intrastate natural gas transmission services. It also provides well-ties and offers real-time information services, including electronic wellhead gas flow measurement and often works with Merchant Energy to provide fully bundled natural gas services with a broad range of pricing options as well as financial risk management products.

     Field Services' assets include major natural gas gathering systems in the San Juan and Permian Basins as well as systems in the Louisiana, east and south Texas producing regions and an interest in a natural gas pipeline system located in the Gulf of Mexico.

     In 1999, Field Services acquired EnCap, an institutional funds management firm specializing in financing independent oil and natural gas producers. EnCap manages three separate institutional oil and natural gas investment funds in the United States, and serves as investment advisor to Energy Capital Investment Company PLC, a publicly traded investment company in the United Kingdom.

     The Company also owns a combined 35 percent ownership interest in El Paso Energy Partners, a publicly traded master limited partnership. In June 1999, the Company increased its effective ownership interest in El Paso Energy Partners from 27 percent in a transaction that transferred a 49 percent interest in Viosca Knoll Gathering Company ("Viosca Knoll") to El Paso Energy Partners. El Paso Energy Partners provides integrated energy services, including natural gas and oil gathering, transportation, midstream and other related services in the Gulf of Mexico. Through its subsidiaries and joint ventures, El Paso Energy Partners owns interests in (i) nine natural gas pipeline systems, (ii) two oil pipeline systems, (iii) six multi-purpose platforms, (iv) production handling and dehydration facilities, (v) four producing oil and natural gas properties and (vi) an overriding royalty interest in the Ewing Bank 958 Unit.

     The following tables provide information concerning Field Services' natural gas gathering and transportation facilities, its processing facilities, and its facilities accounted for under the equity method as of December 31, 1999, and for the three years ended December 31:

                                                                     AVERAGE THROUGHPUT
                                           MILES      THROUGHPUT          (BBTU/D)
                                            OF         CAPACITY     ---------------------
         GATHERING & TREATING           PIPELINE(1)   (MMCF/D)(2)   1999    1998    1997
         --------------------           -----------   -----------   -----   -----   -----
Western Division......................     5,555         1,200      1,262   1,191   1,167
Eastern Division......................     1,251           909        386     424     372
Central Division......................     1,230           820        315     427     408
Offshore Division.....................       410         2,040        656     780     314
Jointly Owned Division................       750           900        557     564       6

                                                                            AVERAGE NATURAL GAS
                                                      AVG. INLET VOLUME        LIQUIDS SALES
                                           INLET           (BBTU/D)              (MGAL/D)
                                        CAPACITY(2)   ------------------   ---------------------
          PROCESSING PLANTS              (MMCF/D)     1999   1998   1997   1999    1998    1997
          -----------------             -----------   ----   ----   ----   -----   -----   -----
Western Division......................      600       650    586    551     432     370     505
Eastern Division......................      175        83    109    126     204     275     229
Central Division......................      258       242    269     58     202     208      94
Jointly Owned Division................      194        57     51    102      60      74     167

                                                                                                            AVERAGE
                                                                    AVERAGE THROUGHPUT        THROUGHPUT   THROUGHPUT
                       PERCENT OF      MILES      THROUGHPUT             (BBTU/D)              CAPACITY      MBBLS
                       OWNERSHIP        OF         CAPACITY     ---------------------------     MBBLS        OIL/D
EQUITY INVESTMENTS      INTEREST    PIPELINE(1)   (MMCF/D)(2)    1999     1998(3)   1997(4)    OIL/D(2)     1999(3)
------------------     ----------   -----------   -----------   -------   -------   -------   ----------   ----------
El Paso Energy
  Partners...........      35          1,382         1,808        596       593        --        103           17
Oasis................      35            608           350        263       289       338         --           --
Coyote Gulch.........      50             --           120         97        69        42         --           --
Viosca Knoll(5)......       1            125            10        142       287       205         --           --

------------

(1) Mileage amounts are approximate for the total systems and have not been reduced to reflect Field Services' net ownership.
(2) All capacity information reflects Field Services' net interest and is subject to increases or decreases depending on operating pressures and point of delivery into or out of the system.
(3) Throughput for El Paso Energy Partners is averaged since its acquisition on August 14, 1998.
(4) Throughput for Oasis Pipeline was reported in the Merchant Energy segment in 1997.
(5) Field Services sold its 49 percent interest in Viosca Knoll to El Paso Energy Partners in June of 1999.

  Regulatory Environment

     Certain of El Paso Energy Partners' operations are subject to regulation by FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Each pipeline subject to regulation operates under separate FERC approved tariffs with established rates, terms and conditions under which the pipeline provides services.

     In addition, certain of El Paso Energy Partners' operations, directly owned or owned through equity investments, are subject to the Natural Gas Pipeline Safety Act of 1968, as amended, the Hazardous Liquid Pipeline Safety Act, and the National Environmental Policy Act. Each of the pipelines has a continuing program of inspection designed to keep all of the facilities in compliance with pollution control and pipeline safety requirements and El Paso Energy Partners believes that these systems are in substantial compliance with applicable requirements.

  Markets and Competition

     Field Services operates in a highly competitive environment that includes independent natural gas gathering and processing companies, intrastate pipeline companies, natural gas marketers, and oil and natural gas producers. Field Services competes for throughput primarily based on price, efficiency of facilities, gathering system line pressures, availability of facilities near drilling activity, service, and access to favorable downstream markets.

                                   PRODUCTION

     Production is engaged in the exploration for and the acquisition, development, and production of natural gas, oil, and liquids in the major producing basins of the United States. Production has onshore and coal seam operations and properties in 11 states and offshore operations and properties in federal and state waters in the Gulf of Mexico.

     Production sells its natural gas primarily to Merchant Energy at spot-market prices. Sales of natural gas to Merchant Energy accounted for approximately 78 percent of Production's revenues in 1999, 68 percent in 1998, and 54 percent in 1997. Production sells natural gas liquids at market prices under monthly or long-term contracts and its oil production at posted prices, subject to adjustments for gravity and transportation. A significant portion of Production's 1999 production was hedged by entering into third-party contracts and forward sales managed by Merchant Energy to reduce the risks associated with spot-market price volatility.

     Strategically, Production emphasizes disciplined investment criteria and manages its existing production portfolio to maximize volumes and minimize costs. In 2000, Production expects to continue an active onshore and offshore drilling program to capitalize on its land and seismic holdings. Production is also pursuing strategic acquisitions of producing properties and the development of coal seam methane projects. In 1999, Production replaced 99 percent of the reserves it produced.

  Natural Gas and Oil Reserves

     The following table details Production's proved reserves at December 31, 1999. Information in the table is based upon the reserve report prepared by Production dated January 1, 2000. For further discussion concerning reserves, see Item 8, Financial Statements and Supplementary Data, Note 20.

                                                                    NET PROVED RESERVES(1)
                                                            --------------------------------------
                                                            NATURAL GAS    LIQUIDS(2)      TOTAL
                                                            -----------    ----------    ---------
                                                              (MMCF)        (MBBLS)       (MMCFE)
Producing.................................................     803,607       15,315        895,497
Non-Producing.............................................     163,519        4,398        189,907
Undeveloped...............................................     303,505       10,725        367,855
                                                             ---------       ------      ---------
          Total proved reserves...........................   1,270,631       30,438      1,453,259
                                                             =========       ======      =========

---------------

(1) Net proved reserves excludes royalties and interests owned by others and reflects contractual arrangements and royalty obligations in effect at the time of the estimate.
(2) Includes oil, condensate, and liquids

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of Production. The reserve data represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretations and judgment. As a result, estimates of different engineers often vary. In addition, results of drilling, testing, and production subsequent to the date of an estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered. The meaningfulness of reserve estimates is highly dependent upon the accuracy of the assumptions upon which they were based. In general, the volume of production from natural gas and oil properties owned by Production declines as reserves are depleted. Except to the extent Production conducts successful exploration and development activities or acquires additional properties containing proved reserves, or both, the proved reserves of Production will decline as reserves are produced.

     Production's estimate of reserves filed with other federal agencies agrees with the information detailed in Item 8, Financial Statements and Supplementary Data, Note 20, except for differences resulting from actual production, acquisitions, property sales, and necessary reserve revisions and additions to reflect actual experience.

Wells and Acreage

     The following table details Production's gross and net interest in developed and undeveloped onshore, offshore, and coal seam acreage at December 31, 1999. Any acreage in which Production's interest is limited to owned royalty, overriding royalty, and other similar interests is excluded.

                               DEVELOPED              UNDEVELOPED                  TOTAL
                           ------------------    ----------------------    ----------------------
                            GROSS       NET        GROSS         NET         GROSS         NET
                           -------    -------    ---------    ---------    ---------    ---------
Onshore..................  459,130    240,024    1,019,998      691,266    1,479,128      931,290
Offshore.................  270,959    182,141    1,323,532    1,250,033    1,594,491    1,432,174
Coal seam................   18,919     17,446      612,048      392,191      630,967      409,637
                           -------    -------    ---------    ---------    ---------    ---------
          Total..........  749,008    439,611    2,955,578    2,333,490    3,704,586    2,773,101
                           =======    =======    =========    =========    =========    =========

     The following table details Production's working interests in onshore, offshore, and coal seam natural gas and oil wells at December 31, 1999. Gross wells include 35 multiple completions.

                                                                                            NUMBER OF
                                    PRODUCTIVE         PRODUCTIVE          TOTAL           WELLS BEING
                                NATURAL GAS WELLS      OIL WELLS      PRODUCTIVE WELLS       DRILLED
                                ------------------    ------------    ----------------    -------------
                                 GROSS       NET      GROSS    NET    GROSS      NET      GROSS    NET
                                -------    -------    -----    ---    ------    ------    -----    ----
Onshore.......................   1,468        993      38      34     1,506     1,027      17         5
Offshore......................     187        126      60      17       247       143       5         5
Coal seam.....................     818        552      --      --       818       552      33        26
                                 -----      -----      --      --     -----     -----      --      ----
          Total...............   2,473      1,671      98      51     2,571     1,722      55        36
                                 =====      =====      ==      ==     =====     =====      ==      ====

     The following table details Production's exploratory and development wells drilled during the years 1997 through 1999.

                                                          NET EXPLORATORY      NET DEVELOPMENT
                                                           WELLS DRILLED        WELLS DRILLED
                                                         ------------------   ------------------
                                                         1999   1998   1997   1999   1998   1997
                                                         ----   ----   ----   ----   ----   ----
Productive.............................................   12     15     19    116    204    296
Dry....................................................   14     19     15      2     18     19
                                                          --     --     --    ---    ---    ---
          Total........................................   26     34     34    118    222    315
                                                          ==     ==     ==    ===    ===    ===

     The information above should not be considered indicative of future drilling performance, nor should it be assumed that there is any correlation between the number of productive wells drilled and the amount of natural gas and oil that may ultimately be recovered.

Net Production, Unit Prices, and Production Costs

     The following table details Production's net production volumes, average sales prices received, and average production costs associated with the sale of natural gas and oil for the years ended December 31:

                                                               1999     1998     1997
                                                              ------   ------   ------
Net Production:
  Natural Gas (Bcf).........................................     186      226      266
  Oil, Condensate, and Liquids (MMBbls).....................       6        8        9
          Total (Bcfe)......................................     221      276      318
Average Realized Sales Price:
  Natural Gas ($/Mcf).......................................  $ 2.05   $ 1.95   $ 2.26
  Oil, Condensate, and Liquids ($/Bbl)......................  $15.46   $12.22   $17.95
Average Production Cost ($/Mcfe)(1).........................  $ 0.38   $ 0.33   $ 0.37

---------------

(1) Includes direct lifting costs (labor, repairs and maintenance, materials, and supplies) and the administrative costs of production offices, insurance, and property and severance taxes.

Development, Exploration, and Acquisition Expenditures

     The following table details certain information regarding Production's costs incurred in its development, exploration, and acquisition activities during the years ended December 31:

                                                              1999   1998   1997
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Development Costs...........................................  $178   $375   $491
Exploration Costs:
  Proved Acquisitions.......................................     3      2      6
  Lease Acquisitions and Delay Rentals......................    52     59     87
  Seismic Acquisition and Reprocessing......................    58     53    102
  Drilling..................................................    74     92    177
                                                              ----   ----   ----
          Total Capital Expenditures........................  $365   $581   $863
                                                              ====   ====   ====

Regulatory and Operating Environment

     The federal government and the states in which Production operates or owns interests in producing properties regulate various matters affecting natural gas and oil production, including the drilling and spacing of wells, conservation, forced pooling, and protection of correlative rights among interest owners. Production is also subject to governmental safety regulations in the jurisdictions in which it operates.

     Production's operations under federal natural gas and oil leases are subject to certain statutes and regulations of the United States Department of the Interior that currently impose liability upon lessees for the cost of pollution resulting from their operations. Royalty obligations on all federal leases are regulated by the Minerals Management Service, which has promulgated valuation guidelines for the payment of royalties by producers. Other federal, state, and local laws and regulations relating to the protection of the environment affect Production's natural gas and oil operations through their effect on the construction and operation of facilities, drilling operations, production, or the delay or prevention of future offshore lease sales. The Company maintains substantial insurance on behalf of Production for sudden and accidental spills and oil pollution liability.

     Production's business is subject to all of the operating risks normally associated with the exploration for and production of natural gas and oil, including blowouts, cratering, pollution, and fires, each of which could result in damage to life or property. Offshore operations are subject to usual marine perils, including hurricanes and other adverse weather conditions, and governmental regulations as well as interruption or termination by governmental authorities based on environmental and other considerations. In accordance with customary industry practices, the Company maintains broad insurance coverage on behalf of Production with respect to potential losses resulting from these operating hazards.

Markets and Competition

     The natural gas and oil business is highly competitive in the search for and acquisition of additional reserves and in the sale of natural gas, oil, and liquids. Production's competitors include the major and intermediate sized oil and natural gas companies, independent oil and natural gas operations, and individual producers or operators with varying scopes of operations and financial resources. Competitive factors include price, contract terms, and quality of service. These factors are, to some degree, mitigated by the large percentage of natural gas sales made to Merchant Energy.

                         CORPORATE AND OTHER OPERATIONS

     The Company, through its corporate and other segment, performs management, legal, financial, tax, consultative, administrative and other services for the operating business segments of the Company. The costs of providing such services are allocated to the Company's business segments.

                                 ENVIRONMENTAL

     A description of the Company's environmental activities is included in Item 8, Financial Statements and Supplementary Data, Note 10, and is incorporated by reference herein.

                                   EMPLOYEES

     The Company had approximately 4,700 full-time employees as of December 31, 1999. The Company has no collective bargaining arrangements. During 1999, the Company reduced its combined workforce by approximately 850 employees as a result of a program to streamline operations and reduce operating costs following its merger with Sonat.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of El Paso as of February 16, 2000, are set forth below. For dates prior to
August 1, 1998 (the date of the holding company reorganization), references to positions held with El Paso refer instead to positions held with EPNG.

                                                                             OFFICER
            NAME                                  OFFICE                      SINCE     AGE
            ----                                  ------                     -------    ---
William A. Wise..............  President and Chief Executive Officer of El    1983      54
                                 Paso
H. Brent Austin..............  Executive Vice President and Chief Financial   1992      45
                                 Officer of El Paso
Ralph Eads...................  Executive Vice President of El Paso            1999      40
Joel Richards III............  Executive Vice President of El Paso            1990      53
William A. Smith.............  Executive Vice President of El Paso            1999      55
Britton White Jr.............  Executive Vice President and General Counsel   1991      56
                                 of El Paso
John B. Holmes, Jr...........  President of Production                        1999      52
John D. Hushon...............  President of International                     1996      54
Greg G. Jenkins..............  President of Merchant Energy                   1996      42
Robert G. Phillips...........  President of Field Services                    1995      45
John W. Somerhalder II.......  Chairman of the Board of TGP, EPNG, and SNG    1990      44

     Mr. Wise has been Chief Executive Officer since January 1990 and was Chairman of the Board from January 1994 until October 1999. Mr. Wise was President of El Paso from January 1990 to April 1996 and from July 1998 to present. He served as President and Chief Operating Officer of El Paso from April 1989 to December 1989. From March 1987 until April 1989, Mr. Wise was an Executive Vice President of El Paso. From January 1984 to February 1987, he was a Senior Vice President of El Paso. Mr. Wise is a member of the Board of Directors of Battle Mountain Gold Company and is the Chairman of the Board of EPTPC and El Paso Energy Partners Company, the general partner of El Paso Energy Partners.

     Mr. Austin has been Executive Vice President and Chief Financial Officer of El Paso since May 1995. He has been Chief Financial Officer of El Paso since April 1992. He was Senior Vice President of El Paso from April 1992 to April 1995. He was Vice President, Planning and Treasurer of Burlington Resources Inc. ("BR") from November 1990 to March 1992 and Assistant Vice President, Planning of BR from January 1989 to October 1990.

     Mr. Eads has been Executive Vice President of El Paso since July 1999. Mr. Eads was a Managing Director and Co-Head of the Energy Group at Donaldson, Lufkin & Jenrette from January 1996 through June 1999. He was Managing Director, Head of Energy at S.G. Warburg Company from October 1993 to December 1995.

     Mr. Richards has been Executive Vice President of El Paso since December 1996. From January 1991 until December 1996, he was Senior Vice President of El Paso. He was Vice President from June 1990 to December 1990. He was Senior Vice President, Finance and Human Resources of Meridian Minerals Company, a wholly owned subsidiary of BR, from October 1988 to June 1990.

     Mr. Smith has been Executive Vice President of El Paso since October 1999. He was Executive Vice President and General Counsel of Sonat Inc. from 1995 to September 1999. He was Vice Chairman of Sonat Exploration from 1994 to 1995 and Chairman and President of SNG from 1989 to 1994.

     Mr. White has been Executive Vice President of El Paso since December 1996 and General Counsel of El Paso since March 1991. He was Senior Vice President and General Counsel of El Paso from March 1991 until December 1996. From March 1991 to April 1992, he was also Corporate Secretary of El Paso. For more than five years prior to that time, Mr. White was a partner in the law firm of Holland & Hart.

     Mr. Holmes has been President of Production since October 1999. He was Senior Vice President of Sonat Inc. and President of Sonat Exploration from May 1998 to October 1999. For more than five years prior to that time, Mr. Holmes was President of Zilkha Energy Company.

     Mr. Hushon has been President of International since April 1996. He was Senior Vice President of International from September 1995 to April 1996. For more than five years prior to that time, Mr. Hushon was a senior partner in the law firm of Arent Fox Kintner Plotkin & Kahn.

     Mr. Jenkins has been President of Merchant Energy since December 1996. He was Senior Vice President and General Manager of Entergy Corp. from May 1996 to December 1996 and President and Chief Executive Officer of Hadson Gas Services Company from December 1993 to January 1996. For more than five years prior to that time, Mr. Jenkins was in various managerial positions with Santa Fe Energy Resources, Inc.

     Mr. Phillips has been President of Field Services since June 1997. He was President of El Paso Energy Resources Company from December 1996 to June 1997, President of Field Services from April 1996 to December 1996 and was a Senior Vice President of El Paso from September 1995 to April 1996. For more than five years prior to that time, Mr. Phillips was Chief Executive Officer of Eastex Energy, Inc.

     Mr. Somerhalder has been Chairman of the Board of TGP, EPNG, and SNG since January 2000. He was President of TGP from December 1996 to January 2000, President of El Paso Energy Resources Company from April 1996 to December 1996 and Senior Vice President of El Paso from August 1992 to April 1996. From January 1990 to July 1992, he was Vice President of El Paso.

     Executive officers hold offices until their successors are elected and qualified, subject to their earlier removal.

ITEM 2. PROPERTIES

     A description of the Company's properties is included in Item 1, Business and is incorporated by reference herein.

     The Company is of the opinion that it has generally satisfactory title to the properties owned and used in its businesses, subject to liens for current taxes, liens incident to minor encumbrances, and easements and restrictions that do not materially detract from the value of such property or the interests therein or the use of such properties in its businesses. The Company believes that its physical properties are adequate and suitable for the conduct of its business in the future.

ITEM 3. LEGAL PROCEEDINGS

     See Item 8, Financial Statements and Supplementary Data, Note 10, which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     El Paso's common stock is traded on the New York Stock Exchange under the symbol "EPG." As of February 16, 2000, the number of holders of record of common stock was approximately 75,700. This does not include individual participants on whose behalf a clearing agency, or its nominee, holds El Paso's common stock.

     The following table reflects the high and low sales prices for El Paso common stock for the periods indicated based on the daily composite listing of stock transactions for the New York Stock Exchange and cash dividends declared during those periods.

                                                        HIGH       LOW      DIVIDENDS(1)
                                                      --------   --------   ------------
                                                                 (PER SHARE)
1999
  First Quarter....................................   $39.3750   $30.6875   $    0.20000
  Second Quarter...................................    38.3750    31.9375        0.20000
  Third Quarter....................................    40.5000    34.4375        0.20000
  Fourth Quarter...................................    43.4375    33.3750        0.20000
1998
  First Quarter....................................   $35.6250   $31.1250   $    0.19125
  Second Quarter...................................    38.9375    35.4375        0.19125
  Third Quarter....................................    38.6250    24.6875        0.19125
  Fourth Quarter...................................    36.8125    30.1250        0.19125

---------------

(1) During the first three quarters of 1999 and for the year 1998, Sonat declared and paid quarterly dividends of $0.27 per share.

     In January 2000, the Board declared a quarterly dividend of $0.206 per share of common stock, payable on April 3, 2000, to stockholders of record on March 3, 2000. The declaration of future dividends will be dependent upon business conditions, earnings, the cash requirements of El Paso, and other relevant factors.

     In June 1999, in conjunction with the Sonat merger, the stockholders approved an increase in the Company's authorized common stock to 750 million shares. In July 1999, the Company rescinded its common stock repurchase program in order to comply with the requirements to treat its merger with Sonat as a pooling of interests under generally accepted accounting principles. The program originally authorized El Paso to repurchase up to 10 million shares.

     El Paso has made available a continuous odd-lot stock sales program (the "Program"), in which stockholders owning beneficially fewer than 100 shares of common stock ("Odd-Lot-Holders") are offered a convenient method of selling all their odd-lot shares without incurring any brokerage costs. Only Odd-Lot Holders are eligible to participate in the Program. The Program is strictly voluntary, and no Odd-Lot Holder is obligated to sell pursuant to the Program. The Program currently does not have a termination date but may be suspended at any time. Inquiries regarding the Program should be directed to EquiServe.

     El Paso has made available a dividend reinvestment and common stock purchase plan (the "Plan"), which provides all stockholders of record a convenient and economical means of increasing their holdings in the Company's common stock. The Plan is strictly voluntary, and no stockholder of record is obligated to participate in the Plan. The Plan currently does not have a termination date but may be suspended at any time. Inquiries regarding the Plan and participation therein should be directed to EquiServe.

ITEM 6. SELECTED FINANCIAL DATA

                                                                 YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------
                                                       1999      1998      1997      1996     1995
                                                      -------   -------   -------   ------   -------
                                                      (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)
Operating Results Data:(a)(b)
  Operating revenues................................  $10,581   $9,500    $10,015   $6,217   $2,941
  Merger-related and asset impairment
     charges(c)(d)(e)(f)............................      557       15         50       99       --
  Ceiling test charges(c)(d)........................      352    1,035         --       --       --
  Income (loss) before cumulative effect of
     accounting change..............................     (242)    (306)       405      294      354
  Basic earnings (loss) per common share before
     cumulative effect of accounting change.........    (1.06)   (1.35)      1.81     1.61     1.98
  Diluted earnings (loss) per common share before
     cumulative effect of accounting change.........    (1.06)   (1.35)      1.77     1.59     1.97
  Cash dividends declared per common share(g).......      .80      .76        .73      .70      .66
  Basic average common shares outstanding...........      228      226        224      183      179
  Diluted average common shares outstanding(h)......      228      226        229      185      180

                                                                      DECEMBER 31,
                                                     ----------------------------------------------
                                                      1999      1998      1997      1996      1995
                                                     -------   -------   -------   -------   ------
                                                                     (IN MILLIONS)
Financial Position Data:(a)(b)
  Total assets.....................................  $16,657   $14,443   $14,784   $13,206   $6,548
  Long-term debt, less current maturities..........    5,223     3,692     3,404     3,251    1,640
  Company-obligated mandatorily redeemable
     convertible preferred securities of El Paso
     Energy Capital Trust I........................      325       325        --        --       --
  Other minority interest..........................    1,368       374       380       347        9
  Stockholders' equity.............................    2,947     3,437     3,921     3,514    2,428

---------------

(a)Reflects the acquisition in January 1998 of Zilkha Energy Company and in October 1999 of Sonat Inc. These acquisitions were accounted for as a pooling of interests, and accordingly, the operating results and financial position data have been restated to include the accounts and operations of Zilkha and Sonat for all periods presented.
(b)Reflects the acquisition in September 1995 of Eastex Energy, Inc., in December 1995 of Premier Gas Company, in June 1996 of Cornerstone Natural Gas, Inc., in December 1996 of EPTPC, and in August 1998 of DeepTech. These acquisitions were accounted for as purchases and therefore operating results are included prospectively from the date of acquisition.
(c)Reflects charges in 1999 of $909 million pretax ($664 million after tax) associated with the Company's merger with Sonat, certain asset impairment charges, and a first quarter ceiling test charge. Basic earnings per common share before cumulative effect of accounting change for the year ended December 31, 1999, before giving effect to these charges would have been $1.85. Diluted average common shares outstanding and diluted earnings per common share before cumulative effect of accounting change for the year ended December 31, 1999, before giving effect to these charges would have been 239 million shares and $1.81, respectively.
(d)Reflects charges in 1998 of $1,050 million pretax ($651 million after tax) associated with the Company's acquisition of Zilkha and ceiling test charges. Before giving effect to these charges, basic and diluted earnings per common share before cumulative effect of accounting change for the year ended December 31, 1998 would have been $1.53 and $1.49, respectively.
(e)Reflects charges in 1997 of $50 million pretax ($33 million after tax) associated with the Company's acquisition of Zilkha. Before giving effect to these charges, basic and diluted earnings per common share before cumulative effect of accounting change for the year ended December 31, 1997 would have been $1.95 and $1.91, respectively.
(f)Reflects a charge in 1996 of $99 million pre-tax ($60 million after tax) to reflect costs associated with the implementation of a workforce reduction plan and the impairment of certain long-lived assets. Before giving effect to this charge and an $8 million pre-tax ($5 million after tax) charge taken in the fourth quarter for relocating the corporate headquarters from El Paso, Texas to Houston, Texas in connection with the acquisition of EPTPC, basic and diluted earnings per common share before cumulative effect of accounting change for the year ended December 31, 1996, would have been $1.96 and $1.94, respectively.
(g)Dividends for all periods reflect historical El Paso dividends.
(h)The addition of potential dilutive common shares to basic average common shares outstanding for the 1999 and 1998 periods would have been antidilutive in the computation of diluted earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

     Over the past five years, the Company's business activities and operations have changed dramatically as a result of significant acquisitions and transactions designed to enhance the Company's ability to compete effectively in the global energy industry. These changes have significantly expanded the Company's operating scope, its ability to generate operating cash flows and its needs for cash for investment opportunities. Consequently, the Company has substantially expanded its credit facilities and created other financing structures and facilities to meet its needs during this period.

     The Company's business activities are segregated into five segments:
Natural Gas Transmission, Merchant Energy, International, Field Services and Production. This structure reflects the Company's operating segments following its merger with Sonat, and all historical periods have been presented on the basis of the current segment presentation. Each of the Company's segments are strategic business units that offer a variety of different energy products and services. The Company manages each of these segments separately as each requires different technology and marketing strategies. Certain business segments' earnings are largely derived from the earnings of equity investments. Accordingly, the Company evaluates segment performance based on EBIT.

  Merger with The Coastal Corporation

     In January 2000, the Company announced it had entered into a definitive agreement to merge with Coastal. In the merger, each share of Coastal common stock and Class A common stock will be converted on a tax-free basis into 1.23 shares of Company common stock. Coastal's outstanding convertible preferred stock will be exchanged for Company common stock on the same basis as if the preferred stock had been converted into Coastal common stock immediately prior to the merger. The total value of the transaction is approximately $16 billion, including $6 billion of assumed debt and preferred equity, will be accounted for as a pooling of interests, and is expected to close in the fourth quarter of 2000. The Company and Coastal will complete the merger only if a number of conditions are satisfied or waived, including:

     - Coastal stockholders approve and adopt the merger agreement;

     - Company stockholders approve the issuance of shares of El Paso common stock in connection with the merger;

     - no law or court order prohibits the transaction;

     - all relevant waiting periods under federal antitrust laws applicable to the merger expire or terminate;

     - all other regulatory approvals, including the approval of FERC, are received without conditions that would have a material adverse effect on the financial condition, results of operations, or cash flow of the Company's and Coastal's combined businesses;

     - the Company's and Coastal's independent public accountants concur that the merger will qualify for pooling of interest accounting treatment; and

     - attorneys for the Company and Coastal issue opinions that the merger is expected to be tax-free.

     However, there cannot be any assurance that the Company and Coastal will complete the merger even if all those conditions are satisfied.

     Coastal is a diversified energy holding company. It is engaged, through its subsidiaries and joint ventures, in natural gas transmission, storage, gathering, processing and marketing; natural gas and oil exploration and production; petroleum refining, marketing and distribution; chemicals; power production; and coal. Coastal owns interests in approximately 18,000 miles of natural gas pipelines extending across the midwestern and the Rocky Mountain areas of the United States and has proved reserves of 3.6 Tcfe. Coastal also has international and domestic interests in natural gas and oil producing properties, power production plants, and crude oil refining facilities.

  Purchase of Texas Midstream Operations

     In January 2000, the Company entered into an agreement to purchase the natural gas and natural gas liquids businesses of PG&E Gas Transmission, Texas Corporation and PG&E Gas Transmission Teco, Inc. The total value of the transaction is $840 million, including the face amount of assumed debt of approximately $561 million. The acquisition, which is expected to close by mid-year 2000, is subject to the receipt of certain required governmental approvals and third party consents. The transaction will be accounted for as a purchase and will be included in Field Services.

     The assets being acquired consist of 8,500 miles of intrastate natural gas transmission pipelines that transport approximately 2.8 Bcf/d in the South Texas area, nine natural gas processing plants that currently process 1.5 Bcf/d, and a
7.2 Bcf natural gas storage field. The transaction also includes significant natural gas liquids pipelines and fractionation facilities.

  Merger with Sonat Inc.

     On October 25, 1999, the Company completed its merger with Sonat. In the merger, the Company issued one share of El Paso common stock for each share of Sonat common stock. Total shares issued were approximately 110 million shares. The Company also assumed approximately $2.3 billion of Sonat debt. As a result of the merger, the Company incurred a total of approximately $515 million in merger related costs and merger related asset impairment charges.

     During the first quarter of 2000, the Company will complete the sales of its East Tennessee Natural Gas Company and Sea Robin Pipeline Company as well as its one-third interest in Destin Pipeline Company to comply with a Federal Trade Commission order related to its merger with Sonat. Proceeds from the sales are expected to be approximately $618 million. The Company will treat the expected gain arising from these sales as an extraordinary item. After reflecting the expected gain, the Company believes that the future impact of these dispositions will not, individually or in the aggregate, have a material effect on the Company's overall financial position, results of operations, or cash flows.

     The Company accounted for the merger as a pooling of interests. Accordingly, all information herein has been restated as though the transaction occurred at the beginning of the earliest period presented.

  Holding Company Reorganization and Tax-free Internal Reorganization

     Effective August 1, 1998, the Company reorganized into a holding company organizational structure, whereby El Paso became the parent holding company. See
Item 8, Financial Statements and Supplementary Data, Note 1, for a further discussion of the holding company reorganization. On December 31, 1998, and again in 1999, following its merger with Sonat, the Company completed a tax-free internal reorganization of its assets and operations and those of certain of its subsidiaries. In the reorganizations, a number of subsidiaries were transferred to or from El Paso and/or other entities owned by El Paso. Neither the creation of the holding company structure nor the tax-free internal reorganizations had any impact on the overall, or segment, presentations herein.

                             RESULTS OF OPERATIONS

     To the extent possible, results of operations have been reclassified to conform to the current business segment presentation, although such results are not necessarily indicative of the results which would have been achieved had the revised business segment structure been in effect during those periods. Operating revenues and expenses by segment include intersegment sales and expenses which are eliminated in consolidation. The Company believes that gross margin (revenue less cost of sales), rather than operating revenue, provides a more accurate indicator for the Merchant Energy and the Field Services segments. For a further discussion of the individual segments, see Item 8, Financial Statements and Supplementary Data, Note 16.

     During the three year period ended December 31, 1999, the Company has incurred significant charges related to the Company's 1999 merger with Sonat along with certain other asset impairment charges, costs associated with its 1998 acquisition with Zilkha Energy, and write-downs of capitalized costs of natural gas and oil properties under the full cost method of accounting. These charges have impacted each of the Company's operating units during this period and similar costs are anticipated in the future as the Company makes and integrates future acquisitions and/or enters into significant transactions that shape and impact its business strategy and operations. The table below provides a summary of these charges for each of the three years ended December 31, 1999 by business segment and in total:

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                              1999       1998       1997
                                                              ----      ------      ----
                                                                    (IN MILLIONS)
Merger-related and asset impairment charges
  Natural Gas Transmission..................................  $ 90      $   --      $ --
  Merchant Energy...........................................    67          --        --
  Field Services............................................     8          --        --
  Production................................................    31          15        50
                                                              ----      ------      ----
     Segment total..........................................   196          15        50
  Corporate.................................................   361          --        --
                                                              ----      ------      ----
     Consolidated total.....................................  $557      $   15      $ 50
                                                              ====      ======      ====
Ceiling test charges--Production............................  $352      $1,035      $ --
                                                              ====      ======      ====

     The following table presents EBIT by segment and in total for each of the three years ended December 31, 1999, including the charges discussed above:

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                              1999       1998        1997
                                                              -----      -----      ------
                                                                     (IN MILLIONS)
EARNINGS BEFORE INTEREST EXPENSE AND INCOME TAXES
Natural Gas Transmission....................................  $ 719      $ 811      $  808
Merchant Energy.............................................    (50)         3         (21)
International...............................................     45         25           2
Field Services..............................................     92         76          75
Production..................................................   (257)      (936)        182
                                                              -----      -----      ------
  Segment EBIT..............................................    549        (21)      1,046
                                                              -----      -----      ------
Corporate expenses, net.....................................   (358)       (31)        (38)
                                                              -----      -----      ------
  Consolidated EBIT.........................................  $ 191      $ (52)     $1,008
                                                              =====      =====      ======

  EBIT year to year variances are discussed in the segment results below.

NATURAL GAS TRANSMISSION

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1999        1998        1997
                                                              ------      ------      ------
                                                                      (IN MILLIONS)
Operating revenues..........................................  $1,637      $1,630      $1,707
Operating expenses..........................................    (973)       (881)       (949)
Other income................................................      55          62          50
                                                              ------      ------      ------
  EBIT......................................................  $  719      $  811      $  808
                                                              ======      ======      ======

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Operating revenues for the year ended December 31, 1999, were $7 million higher than 1998. This increase was due to the favorable resolution of certain regulatory issues during 1999 on the TGP system related to its New England rates coupled with a downward revision in 1998 of the amount of recoverable interest on TGP's GSR costs. Also contributing to the increase were higher revenues on the EPNG system from increased long-term transportation and the sale of capacity to Dynegy, and an increase in firm transportation revenues on the SNG system associated with expansion projects. These increases were partially offset by lower system throughput on the TGP system in 1999, the favorable resolution in 1998 of a contested rate matter on the MPC system related to its rate methodology, higher non-transportation revenues in 1998 on the SNG system, and a decrease in transportation revenues due to lower throughput on the Sea Robin system in 1999.

     Operating expenses for the year ended December 31, 1999, were $92 million higher than 1998. The increase was primarily due to merger-related charges resulting from the El Paso/Sonat merger including severance and termination charges, the impact of conforming accounting policies and practices within the transmission segment and impairment charges for redundant assets and inventory. Also contributing to the increase were reserves established in 1999 for lower anticipated recoveries of SNG's North Alabama and Palmetto pipeline projects, higher general and administrative costs on each of the Company's systems, higher depreciation from expansion projects completed on SNG, and the effect of EPNG's regulatory settlement with Edison. Partially offsetting these increases were the favorable resolution of TGP's customer imbalance mechanism, revised estimates of rate recoveries on items included in EPNG's cost of service, and lower fuel costs associated with lower throughput in 1999 on both the TGP and EPNG systems.

     Other income for the year ended December 31, 1999, was $7 million lower than 1998. The decrease in other was primarily due to lower equity earnings in Destin in 1999, partially offset by an increase in 1999 interest income on a Destin-related debt issuance during the latter part of 1998.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Operating revenues for the year ended December 31, 1998, were $77 million lower than 1997 primarily due to lower revenues on the EPNG system from the expiration of the Pacific Gas & Electric Company contract effective December 31, 1997. Also contributing to the decrease was lower throughput on the TGP system from warmer average temperatures in the northeastern and midwestern markets and a downward revision in 1998 of TGP's recoverable interest on GSR costs. These decreases were significantly offset by EPNG's risk sharing revenue and revenues from the sale of capacity to Dynegy, and the favorable resolution of a contested rate matter on the MPC system.

     Operating expenses for the year ended December 31, 1998, were $68 million lower than 1997 primarily due to lower system fuel usage on TGP associated with operating efficiencies attained as a result of lower throughput, reduced general and administrative expenses on TGP largely due to lower payroll costs, as well as lower compensation and employee benefits costs at SNG. These decreases were partially offset by the recovery of a receivable previously deemed uncollectible in 1997.

     Other income for the year ended December 31, 1998, was $12 million higher than 1997 primarily due to the interest component of a favorable sales and use tax settlement, gains on the sale of assets, and the inclusion of SNG's share of earnings in Destin. Destin's earnings increase was the result of higher allowance for funds used during construction capitalized in 1998 as compared with 1997 levels.

MERCHANT ENERGY

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
                                                                   (IN MILLIONS)
Natural gas margin..........................................  $ 80     $ 42     $ 67
Power margin................................................    48       28        2
Other energy commodities margin.............................    --        1       (3)
                                                              ----     ----     ----
          Total gross margin................................   128       71       66
Operating expenses..........................................  (193)     (81)     (88)
Other income................................................    15       13        1
                                                              ----     ----     ----
  EBIT......................................................  $(50)    $  3     $(21)
                                                              ====     ====     ====

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Total gross margin for the year ended December 31, 1999, was $57 million higher than 1998. The increase in the natural gas margin was primarily due to higher income recognition from long-term natural gas transactions and contracts completed during 1999, partially offset by a decline in the value of mark-to-market positions resulting from the termination of certain contracts in 1999. The increase in the power margin was due to management fee income earned in 1999 on Merchant Energy's Electron project and revenues on consolidated power generation facilities acquired in December 1998. The increases were partially offset by a decrease in power trading margins in 1999.

     Operating expenses for the year ended December 31, 1999, were $112 million higher than 1998 due to higher operating costs associated with an increase in power activities, operating expenses on consolidated power facilities acquired in December 1998, and increases in merger-related charges, including integrating accounting policies and practices, a decline in the value of certain mark-to-market positions, and the write off of certain capitalized project costs on abandoned projects. Also contributing to the increase was higher amortization of goodwill resulting from a change in the estimated useful life of goodwill related to the Company's 1995 acquisitions of Premier Gas Company and Eastex Energy, Inc.

     Other income for the year ended December 31, 1999, was $2 million higher than 1998 primarily due to the March 1999 acquisition of a 50 percent interest in CE Generation LLC, partially offset by lower earnings on other equity investments and gains in 1998 from the sales of several assets. Also offsetting these increases were lower losses assumed in 1999 by AGL Resources, Inc. ("AGL"), through its ownership interest in Sonat's merchant energy operations.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Total gross margin for the year ended December 31, 1998, was $5 million higher than 1997. Higher power margins as a result of increased trading activity and power price volatility, coupled with reduced losses from trading activity on other energy commodities, were offset by lower natural gas margins from a revised estimate of natural gas imbalances and reduced revenues from Channel Pipeline Company which was transferred to Field Services in 1998.

     Operating expenses for the year end December 31, 1998, were $7 million lower than 1997 due to the 1997 restructuring of the merchant energy organization following the EPTPC acquisition and the transfer of Channel Pipeline Company operations to Field Services. The decrease was partially offset by an increase in Sonat Energy Services operating costs due to the expansion of the scope of its business.

     Other income for the year ended December 31, 1998, was $12 million higher than 1997 primarily due to higher losses assumed by AGL, through its ownership interest in Sonat's merchant energy operations along with the sale of Creole Pipeline and a portion of Merchant Energy's equity interest in Berkshire in 1998.

INTERNATIONAL

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------    -----    -----
                                                                   (IN MILLIONS)
Operating revenues..........................................  $  73     $ 58     $ 13
Operating expenses..........................................   (105)     (85)     (37)
Other income................................................     77       52       26
                                                              -----     ----     ----
  EBIT......................................................  $  45     $ 25     $  2
                                                              =====     ====     ====

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Operating revenues for the year ended December 31, 1999, were $15 million higher than 1998 primarily due to an increase in revenues from the Rio Negro project which was consolidated in the third quarter of 1999 coupled with higher revenues on the Manaus power project, partially offset by a decrease in EMA Power revenues.

     Operating expenses for the year ended December 31, 1999, were $20 million higher than 1998 primarily due to higher operating expenses on consolidated projects including increased payroll, outside services, insurance, supplies and depreciation and amortization. These increases were partially offset by lower project development costs in 1999.

     Other income for the year ended December 31, 1999, was $25 million higher than 1998 due to interest income earned on notes receivable, higher earnings on equity investments and equity swap gains recognized in 1999 on International's CAPSA project. These increases were partially offset by certain 1998 gains on project-related activities and a gain on the sale of surplus power equipment.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Operating revenues for the year ended December 31, 1998, were $45 million higher than 1997 due to the consolidation for financial reporting purposes of the Manaus Power project in May 1998 after acquiring an additional ownership interest and an increase in revenue attributable to the EMA Power project which the Company began reporting on a consolidated basis in July 1997.

     Operating expenses for the year ended December 31, 1998, were $48 million higher than 1997 primarily due to costs related to the consolidation of the EMA Power and Manaus Power projects and increased general and administrative expenses largely due to higher project development costs reflecting an increase in project-related activities in 1998.

     Other income for the year ended December 31, 1998, was $26 million higher than 1997 primarily due to increased equity earnings, a gain on the sale of surplus power equipment, and the recognition of certain gains from project-related activities.

     As International's projects move from the development stage to the operational stage, it is common to recognize one-time gains and fees, which may include management fees, development fees, financing fees, and gains on the sell-down of ownership interests. The Company anticipates additional one-time events may result in the recognition of income or expense in the future.

FIELD SERVICES

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                              1999       1998       1997
                                                              -----      -----      -----
                                                                     (IN MILLIONS)
Gathering and treating margin...............................  $ 162      $ 157      $ 125
Processing margin...........................................     44         48         55
Other margin................................................     13          3          5
                                                              -----      -----      -----
          Total gross margin................................    219        208        185
Operating expenses..........................................   (176)      (146)      (118)
Other income................................................     49         14          8
                                                              -----      -----      -----
  EBIT......................................................  $  92      $  76      $  75
                                                              =====      =====      =====

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Total gross margin for the year ended December 31, 1999, was $11 million higher than 1998. The increase in the gathering and treating margin is primarily due to higher volumes and average gathering rates in the San Juan basin, partially offset by the elimination of margins on assets in the Anadarko Basin that were sold in September 1998. The decrease in the processing margin resulted from lower volumes and realized liquids prices during 1999 compared to 1998 and the sale of several processing plants in the second quarter of 1999. The increase in other margin resulted from the acquisition of EnCap in March of 1999.

     Operating expenses for the year ended December 31, 1999, were $30 million higher than 1998 primarily due to higher operating expenses related to the acquisition of EnCap, higher shared services allocations, the write down of certain gathering assets held for sale following the Company's merger with Sonat, and an increase in amortization and depreciation expense attributable to acquisitions.

     Other income for the year ended December 31, 1999, was $35 million higher than 1998 due to an increase in earnings on equity investments, primarily an increase in earnings from El Paso Energy Partners, partially offset by a decrease in equity earnings from Viosca Knoll which was sold in the second quarter of 1999. The increase was also attributable to the net gain on the sale of several assets, primarily Viosca Knoll during the second quarter of 1999.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Total gross margin for the year ended December 31, 1998, was $23 million higher than 1997. The increase in the gathering and treating margin primarily resulted from higher gathering rates compared to 1997, an increase in gathering and treating volumes largely attributable to the acquisition of the Texas Gulf Coast subsidiaries of PacifiCorp ("TPC") in December 1997, and the inclusion of the results of operations of Channel Pipeline Company in Field Services beginning in January 1998 versus Merchant Energy in 1997. The decrease in the processing margin was largely attributable to lower liquids prices during 1998 compared to the same period of 1997.

     Operating expenses for the year ended December 31, 1998, were $28 million higher than 1997 primarily as a result of additional expenses associated with the addition of Channel Pipeline Company and TPC as well as higher general and administrative expenses.

     Other income for the year ended December 31, 1998, was $6 million higher than 1997 primarily due to higher earnings from equity investments.

PRODUCTION

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                              1999        1998        1997
                                                              -----      -------      -----
                                                                      (IN MILLIONS)
Natural gas.................................................  $ 380      $   440      $ 601
Oil, condensate and liquids.................................     90          101        154
Other.......................................................      3           (6)         1
                                                              -----      -------      -----
          Total operating revenues..........................    473          535        756
Operating expenses..........................................   (731)      (1,474)      (578)
Other income................................................      1            3          4
                                                              -----      -------      -----
  EBIT......................................................  $(257)     $  (936)     $ 182
                                                              =====      =======      =====

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Total operating revenues for the year ended December 31, 1999, were $62 million lower than 1998. The decrease in natural gas and oil, condensates and liquids revenues was primarily due to property dispositions during 1998, partially offset by an increase in realized prices in 1999. The increase in other revenues resulted from a favorable contractual settlement in 1999.

     Operating expenses for the year ended December 31, 1999, were $743 million lower than 1998 primarily due to lower full cost ceiling test charges in 1999 versus the charges incurred in 1998, along with lower production levels in 1999. Also contributing to the decrease were lower operating and maintenance expenses due to property dispositions in 1998 and efficiencies created from the 1998 reorganization of Production. These decreases were partially offset by El Paso/Sonat merger-related costs including costs to retain seismic data licenses, consolidate offices, and write-down inventory.

     Other income for the year ended December 31, 1999, was $2 million lower than 1998 due primarily to a net gain on the sale of non-operating assets during the third quarter of 1998.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Total operating revenues for the year ended December 31, 1998, were $221 million lower than 1997. The decrease in natural gas revenues primarily resulted from an overall decline in production volumes and realized prices during 1998 compared to the same period of 1997. The decrease in oil, condensate and liquids revenues was largely attributable to lower realized oil and condensate prices.

     Operating expenses for the year ended December 31, 1998, were $896 million higher than 1997 as a result of ceiling test charges incurred during 1998, along with restructuring charges in connection with Production's 1998 reorganization of its operations. Partially offsetting these increases were 1997 charges related to the acquisition of Zilkha Energy Company, lower 1998 depletion resulting from decreased natural gas production, and reduced operating and administrative costs following Production's 1998 restructuring.

     Future quarterly full cost ceiling tests will be based on the then-current prices for both natural gas and oil. The net carrying value of the Company's natural gas and oil properties has been reduced due to the full cost ceiling limitation such that the present value of the Company's proved natural gas and oil reserves (discounted at 10 percent) does not exceed the Company's net natural gas and oil properties recorded on its balance sheet. There is a risk of future property write-downs due to factors that negatively affect the estimated present value of proved natural gas and oil reserves, including volatile natural gas and oil prices, downward revisions in estimated proved natural gas and oil quantities, and unsuccessful exploratory operations, see Item 8. Financial Statements and Supplementary Data, Note 4.

CORPORATE EXPENSES, NET

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Net corporate expenses for the year ended December 31, 1999, were $327 million higher than 1998 primarily due to charges in 1999 related to the merger with Sonat including the accelerated amortization of certain employee benefits; legal, accounting, and financial advisory costs; termination, retention, and severance costs; and incremental costs incurred in combining office facilities following the merger. This increase was partially offset by start up costs assumed in 1998 from the Company's power services activities and higher recurring equity compensation charges in 1998.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net corporate expenses for the year ended December 31, 1998, were $7 million lower than 1997. The decrease resulted from lower benefits costs and non-recurring gains, partially offset by administrative costs associated with the formation and startup of the Company's power services activities established in the first quarter of 1998, and increased costs associated with the Company's Year 2000 project.

INTEREST AND DEBT EXPENSE

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Interest and debt expense for the year ended December 31, 1999, was $66 million higher than 1998 primarily due to increased borrowings by El Paso of $1.8 billion to fund capital expenditures, acquisitions, and other investing activities offset by higher capitalized interest in 1999 from higher project investments and development primarily in Production and Merchant Energy.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Interest and debt expense for the year ended December 31, 1998, was $43 million higher than 1997 primarily due to increased borrowings to fund capital expenditures, acquisitions, and other investing activities and a higher average effective interest rate during 1998 generally resulting from the higher rates associated with the March 1997 issuance of TGP long-term debt of approximately $883 million. These increases were partially offset by higher interest expense in 1997 on rate refunds due to EPNG's customers.

INCOME TAX EXPENSE

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Income tax benefits of $81 million in 1999 and $170 million in 1998 resulted in effective tax rates of 27 percent and 38 percent, respectively. The lower rate in 1999 is primarily due to merger-related costs incurred in 1999, offset by exclusions of a portion of the earnings from certain unconsolidated equity investees for which a dividend received deduction is anticipated when the earnings are distributed.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     An income tax benefit of $170 million in 1998 and an income tax expense of $234 million in 1997 resulted in effective tax rates of 38 percent and 35 percent, respectively. The higher rate in 1998 is primarily due to a reduction in pretax income in 1998 as compared with 1997. The higher rate is partially offset by lower state income taxes which reduced the 1998 benefit.

MINORITY INTEREST

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Minority interest for the year ended December 31, 1999, was $24 million higher than in 1998 as a result of costs associated with a preferred interest in Trinity River Associates, L.L.C. in 1999, coupled with a full year of dividends on preferred securities of El Paso Energy Capital Trust issued in March 1998.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Minority interest for the year ended December 31, 1998, was $12 million higher than in 1997 as a result of dividends paid on preferred securities of El Paso Energy Capital Trust, a wholly owned subsidiary of El Paso, issued in March 1998.

                        LIQUIDITY AND CAPITAL RESOURCES

CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $501 million for the year ended December 31, 1999, compared to $1,033 million for the same period of 1998. The decrease was primarily attributable to cash payments for charges related to the Sonat merger, net income tax refunds received in 1998, a reduction in GSR collections in 1999, and the early payout of certain employee benefits as a result of an EPEC change of control (as defined in certain benefit plans) in 1999. The decrease was partially offset by a take-or-pay refund paid to EPNG customers in 1998 and other working capital changes.

CASH FROM INVESTING ACTIVITIES

     Net cash used in investing activities was $2.3 billion for the year ended December 31, 1999. Amounts paid for joint ventures and equity investment activities were primarily for the acquisition of an interest in Chaparral, a 50 percent ownership interest in CE Generation LLC, and an ownership interest in EAPRC. In the third quarter of 1999, the Company repurchased a 35 percent interest in each of Sonat Marketing Company L.P. and Sonat Power Marketing L.P. from AGL. Other investment activities included expenditures for the acquisitions of the Rio Negro power plant and EnCap, as well as expenditures for expansion and construction projects. Internally generated funds, supplemented by other financing activities, were used to fund the Company's investing activities.

     The Company's planned capital and investment expenditures for 2000 of approximately $2 billion are primarily intended for expansion of international operations and domestic unregulated operations, pipeline systems and production activities and other facilities, and computer and communication system enhancements.

     Funding for capital expenditures, acquisitions, and other investing expenditures is expected to be provided by internally generated funds, commercial paper issuances, available capacity under existing credit facilities, and/or the issuance of other long-term debt, trust securities, or equity.

CASH FROM FINANCING ACTIVITIES

     Net cash provided by financing activities was $2.2 billion for the year ended December 31, 1999. Long-term debt borrowings, proceeds from the issuance of a preferred interest in Trinity River Associates L.L.C., and proceeds from the issuance of long-term notes payable, supplemented by internally generated funds, were used to fund capital and equity investments, reduce short-term and long-term borrowings, pay dividends, and for other corporate purposes.

     Future funding for long-term debt retirements, dividends, and other financing expenditures is expected to be provided by internally generated funds, commercial paper issuances, available capacity under existing credit facilities, and/or the issuance of other long-term debt, trust securities, or equity. In addition through Electron, the Company plans to raise up to approximately $1 billion of off balance sheet debt in the first half of 2000 to finance its NUG activities.

LIQUIDITY

     The Company relies on cash generated from internal operations as its primary source of liquidity, supplemented by its available credit facilities and commercial paper programs. The availability of borrowings under the Company's credit agreements is subject to specified conditions, which management believes the

Company currently meets. These conditions include compliance with the financial covenants and ratios required by such agreements, absence of default under such agreements, and continued accuracy of the representations and warranties contained in such agreements (including the absence of any material adverse changes since the specified dates). For a discussion of the Company's financing arrangements, see Item 8, Financial Statements and Supplementary Data, Note 9.

COMMITMENTS AND CONTINGENCIES

     See Item 8, Financial Statements and Supplementary Data, Note 10, for a discussion of the Company's Commitments and Contingencies.

     At December 31, 1999, the Company had capital and investment commitments of $497 million which are expected to be funded through internally generated funds and/or incremental borrowings. The Company's other planned capital and investment projects are discretionary in nature, with no substantial capital commitments made in advance of the actual expenditures.

OTHER

     In February 2000, EPNG entered into an agreement to purchase a portion of the All American Pipeline, a crude oil transportation system, for $129 million. EPNG will purchase a 1,088 mile portion of the pipeline that runs from McCamey, Texas to Emidio Station near Bakersfield, California. The acquisition is subject to Federal Trade Commission approval. EPNG plans to convert the oil pipeline to a natural gas pipeline at an estimated cost of $75 million pending FERC approval.

     In February 2000, the Company agreed to purchase two 67 megawatt natural gas-fired electric generation plants located in Dartmouth, Massachusetts and Pawtucket, Rhode Island. The acquisition of the Pawtucket plant closed in February 2000 while the Dartmouth plant acquisition is expected to close in March 2000. As part of the purchase agreement, the Company assumed responsibility for all operations and maintenance activities of these plants.

     In February 2000, Merchant Energy purchased partnership interests in a portfolio of eleven gas-fired combined cycle power generation facilities in California from Dynegy. The portfolio represents a net combined electric generating capacity of approximately 370 megawatts. Also included in the acquisition is an operating company and a turbine maintenance organization. Eight of the eleven acquired facilities have entered into fuel management agreements to purchase all natural gas and fuel oil used to operate the facilities at market rates plus a management fee from Merchant Energy. Currently ten of the eleven facilities sell power to three large public utilities pursuant to long-term power contracts.

     In January 2000, the Company acquired Bonneville for approximately $63 million, net of cash acquired. Bonneville owns a 50 percent interest in an 85 megawatt natural gas-fired cogeneration facility located in the Las Vegas area which sells power to a large utility under a long-term contract. Bonneville also provides operations and maintenance services under long-term contracts to two cogeneration facilities in the Las Vegas area.

     In January 2000, the Company completed its acquisition of Crystal Gas Storage, Inc. for approximately $220 million. The transaction will be accounted for as a purchase. Crystal Gas Storage owns and operates two natural gas storage facilities near Hattiesburg, Mississippi, and holds interests in natural gas producing properties in northern Louisiana and southern Arkansas.

     In January 2000, the Company signed a power purchase agreement and engineering procurement contract for a 40 percent interest in a $60 million power plant located in the city of Porto Velho in Western Brazil. The 64 megawatt diesel-engine power plant will be fully commercial by July 2000. The plant will sell all of its power under a ten year power purchase agreement to Eletronorte, the local electric company.

     In December 1999, the Company filed an application with FERC for the Stagecoach Expansion Project. The project will connect the Stagecoach Storage Field in Tioga County, New York to TGP's mainline. The new lateral will consist of 24 miles of pipe and will have a capacity of 500,000 Dth/d. In addition, the project will expand TGP's 300 line to provide 90,000 Dth/d of firm transportation service from Bradford County, Pennsylvania to its interconnect with New Jersey Natural Gas. The total cost for the project is estimated at $87 million with service on the lateral scheduled to begin in August, 2001 and service on TGP's 300 line in November, 2001.

     The Company is pursuing a telecommunications strategy that will leverage its extensive North American natural gas pipeline system, its core competency in right-of-way development and, to the extent that bandwidth associated with fiber optic capacity becomes actively traded, its marketing and trading skills in newly developed commodity products. The Company, with partners or by itself, is currently planning to install a fiber optic network and along certain key segments of its pipeline system and may expand this network beyond its pipeline system through fiber capacity swaps with or leases from other third party fiber optic companies.

  Year 2000

     To coordinate the phases of the Company's Year 2000 project, the Company established an executive steering committee and a project team. The phases of the project were: (i) awareness; (ii) assessment; (iii) remediation; (iv) testing; (v) implementation of the necessary modifications, and (vi) contingency planning. The goal of the Year 2000 project was to ensure that all of the critical systems and processes under the Company's direct control remained functional. As of December 31, 1999, the Company had substantially completed the above phases for all critical domestic and international systems. While the Year 2000 rollover date has passed with no apparent disruptions experienced by the Company's systems and processes, it remains possible that third parties may have experienced disruptions which have not yet manifested any impact on the Company, but could in the future. Accordingly, the Company is prepared to implement any contingency plans should a disruption occur.

     While the total cost of the Company's Year 2000 project continues to be accumulated, the Company does not expect to incur any remaining material costs in 2000. As of December 31, 1999, the Company has incurred expenses of approximately $21 million and has capitalized costs of approximately $11 million, including costs accumulated by Sonat prior to its merger with the Company. Sonat's Year 2000 costs include direct cost of its salaried employees, including costs of benefits. The Company has only traced incremental expenses related to its Year 2000 project. This means that the costs of the Year 2000 project related to salaried employees of the Company, including their direct salaries and benefits, have not been included in the estimated costs of the project.

     The above disclosure is a "YEAR 2000 READINESS DISCLOSURE." To the extent that any reader of the above Year 2000 Readiness Disclosure is other than an investor or potential investor in the Company's -- or an affiliate's -- equity or debt securities, this disclosure is made for the SOLE PURPOSE of communicating or disclosing information aimed at correcting, helping to correct and/or avoiding Year 2000 failures.

     Other than the items discussed above, management is not aware of other commitments or contingent liabilities which would have a materially adverse effect on the Company's financial condition, results of operations, or cash flows.

                 NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     See Item 8, Financial Statements and Supplementary Data, Note 1, for a discussion relating to new accounting pronouncements not yet adopted.

    RISK FACTORS AND CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
       PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and to be made in good faith, assumed facts or bases almost always vary from the actual results, and differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate" and similar expressions will generally identify forward-looking statements.

     With this in mind, you should consider the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf:

OUR INDUSTRY IS HIGHLY COMPETITIVE

     The hydrocarbons that we transport, gather, process and store are, in many cases, owned by third parties. As a result, the volume of hydrocarbons involved in these activities depends on the actions of those third parties, and are beyond our control. Further, the following factors, most of which are beyond our control, impact our ability to maintain or increase current transmission, storage, gathering, processing, and sales volumes and rates, renegotiate existing contracts as they expire or to remarket unsubscribed capacity at levels and rates currently in place:

     - future weather conditions, including those that favor hydroelectric generation or other alternative energy sources;

     - price competition;

     - drilling activity and supply availability;

     - expiration of significant contracts; and

     - service area competition, especially due to current excess pipeline capacity into California.

     Our future profitability may be affected by our ability to compete with services offered by other energy enterprises which may be larger, offer more services, and possess greater resources.

     The ongoing profitability of our interstate pipeline systems depends upon having in place long-term firm transportation contracts for a major portion of their capacity. Contracts representing 20 percent of TGP's firm transportation will expire by November 2000, contracts representing 43 percent of SNG's firm transportation will expire primarily in 2003, and EPNG continues to remarket a portion of its capacity on a shorter-term contractual basis. Our ability to negotiate new contracts and to renegotiate existing contracts could be harmed by factors we cannot control, including:

     - the proposed construction by other companies of additional pipeline capacity in markets served by the Company's interstate pipelines;

     - reduced demand due to higher gas prices;

     - actions by regulators that may impact the competitiveness of short-term and long-term capacity markets;

     - the availability of alternative energy sources; and

     - the viability of our expansion projects.

     For a further discussion see Item 1, Business, Natural Gas Transmission, Markets and Competition.

FLUCTUATIONS IN ENERGY COMMODITY PRICES COULD ADVERSELY AFFECT OUR BUSINESS

     Natural gas prices in the supply basins connected to our pipeline systems as compared to prices in other gas producing regions, especially Canada, impact our ability to compete with other transporters. Revenues generated by our gathering and processing contracts depend on volumes and rates, both of which can be affected by the prices of natural gas and natural gas liquids. The success of our expanding gathering and processing operations in the offshore Gulf of Mexico is subject to continued development of additional oil and gas reserves in the vicinity of our facilities and our ability to access such additional reserves to offset the natural decline from existing wells connected to our systems. A decline in energy prices could precipitate a decrease in these development activities and could cause a decrease in the volume of reserves available for gathering and processing through our offshore facilities. Fluctuations in energy prices, which may impact gathering rates and investments by third parties in the development of new oil and gas reserves connected to our gathering and processing facilities, are caused by a number of factors, including:

     - regional, domestic and international supply and demand;

     - availability and adequacy of transportation facilities;

     - energy legislation;

     - federal or state taxes, if any, on the sale or transportation of natural gas and natural gas liquids; and

     - abundance of supplies of alternative energy sources.

     If there are reductions in the average volume of the natural gas we transport, gather and process for a prolonged period, our results of operations and financial position could be significantly, negatively affected.

FLUCTUATIONS IN EXPLORATION AND PRODUCTION ACTIVITIES COULD HARM OUR BUSINESS

     Our success in the exploration and production activities could be adversely affected by factors we can not control, including:

     - fluctuations in price of crude oil and natural gas;

     - the timing and success of our exploration and development drilling programs, which would affect production levels and reserves;

     - risks incident to the drilling and operation of oil and gas wells; and

     - future drilling, production and development costs, including drilling rig rates.

THE SUCCESS OF OUR POWER GENERATION AND MARKETING ACTIVITIES DEPENDS ON MANY FACTORS, SOME OF WHICH MAY BE BEYOND OUR CONTROL

     The success of our international and domestic power projects and power marketing activities could be adversely affected by factors beyond our control, including:

     - alternative sources and supplies of energy becoming available due to new technologies and interest in self generation and cogeneration;

     - uncertain regulatory conditions resulting from the ongoing deregulation of the electric industry in the United States and in foreign jurisdictions;

     - our ability to negotiate successfully and enter into, restructure or recontract advantageous long-term power purchase agreements; and

     - the possibility of a reduction in the projected rate of growth in electricity usage as a result of factors such as regional economic conditions and the implementation of conservation programs.

OUR TELECOMMUNICATIONS BUSINESS STRATEGY MAY NOT BE SUCCESSFUL

     Our experience in the telecommunications industry is limited, and we cannot assure you that our strategic communications objectives, such as marketing telecommunications capacity on our proposed fiber-optic network, will be successful. Our success depends in part on our ability to integrate and adapt our facilities and services to keep pace with advances in communications technologies and the new and improved devices and services that result from these changes. In addition, the market for fiber-optic capacity and telecommunications services is rapidly evolving, and although we expect demand for these services to grow, we cannot assure you that this growth will occur. Additionally, the price of fiber optic capacity is expected to continue to decline sharply because of the increase in newly-installed fiber optic capacity coming on the market and rapid fiber optic equipment technology improvements. Further, certain critical issues, including security, reliability, ease and cost of access, uncertain governmental regulation, and quality of service remain unresolved and may adversely affect our business. We cannot assure you, therefore, that our telecommunications strategy will be successful.

WE MAY HAVE DIFFICULTY INTEGRATING OPERATIONS AFTER THE SONAT MERGER

     There are risks inherent in the integration process relating to our merger with Sonat, including:

     - the risk that Sonat's business may not be successfully integrated with El Paso Energy's businesses;

     - the risk that we may not fully realize the benefits we expected to result from the merger with Sonat; and

     - the impact of the loss of key employees.

     If we are unsuccessful at integrating our operations, our business and financial position could be adversely affected.

THE USE OF DERIVATIVE FINANCIAL INSTRUMENTS COULD RESULT IN FINANCIAL LOSSES

     Some of our non-regulated subsidiaries use futures and option contracts traded on the New York Mercantile Exchange, over-the-counter options and price and basis swaps with other gas merchants and financial institutions. These instruments are intended to reduce our exposure to short-term volatility in changes in energy commodity prices. We could, however, incur financial losses in the future as a result of volatility in the market values of the underlying commodities or if one of our counterparties fails to perform under a contract. Furthermore, because the valuation of these financial instruments can involve estimates, changes in the assumptions underlying these estimates can occur, changing our valuation and potentially resulting in financial losses. For additional information concerning our derivative financial instruments, see item 7A, Quantitative and Qualitative Disclosures About Market Risks and Item 8, Financial Statements and Supplementary Data, Note 7.

ATTRACTIVE ACQUISITION AND INVESTMENT OPPORTUNITIES MAY NOT BE AVAILABLE

     Our ability to grow will depend, in part, upon our ability to identify and complete attractive acquisition and investment opportunities. Opportunities for growth through acquisitions and investments in joint ventures, and the future operating results and success of these acquisitions and joint ventures within and outside the United States may be subject to the effects of, and changes in the following:

     - United States and foreign trade and monetary policies;

     - laws and regulations;

     - political and economic developments;

     - inflation rates;

     - taxes; and

     - operating conditions.

OUR FOREIGN INVESTMENTS INVOLVE SPECIAL RISKS

     Our activities in areas outside the U.S. are subject to the risks inherent in foreign operations, including:

     - loss of revenue, property and equipment as a result of hazards (such as expropriation, nationalization, wars, insurrection and other political risk), and

     - the effects of currency fluctuations and exchange controls (such as devaluations of the Indonesian and Brazilian currencies and other economic problems).

     These legal and regulatory events and other unforeseeable obstacles may be beyond our control or ability to manage.

WE COULD INCUR SUBSTANTIAL ENVIRONMENTAL LIABILITIES

     We may incur significant costs and liabilities in order to comply with existing and future environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws, regulations and enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from current or discontinued operations, could result in substantial costs and liabilities in the future. For additional information concerning our environmental matters, see
Item 8, Financial Statements and Supplementary Data, Note 10.

OUR ACTIVITIES INVOLVE OPERATING HAZARDS AND UNINSURED RISKS

     While we maintain insurance against certain of the risks normally associated with the transportation, exploration and production, storage, and gathering and processing of natural gas, including, but not limited to explosions, pollution and fires, the occurrence of a significant event against which we are not fully insured could have a significant negative effect on our business.

THERE REMAIN POTENTIAL LIABILITIES RELATED TO THE ACQUISITION OF EPTPC

     The amount of the actual and contingent liabilities assumed by the Company in its merger with EPTPC could vary substantially from the amount we estimated, which was based upon assumptions which could prove to be inaccurate. If new Tenneco Inc. or Newport News Shipbuilding Inc. (organizations created and distributed to Tenneco Inc. shareholders prior to the acquisition of Tenneco Inc. by the Company in December 1996) were unable or unwilling to pay their respective liabilities, a court could require us, under certain legal theories which may or may not be applicable to the situation, to assume responsibility for those obligations. If we were required to assume these obligations, it could have a material adverse effect on our financial condition, results of operations or cash flows.

THERE REMAIN POTENTIAL FEDERAL INCOME TAX LIABILITIES RELATED TO THE ACQUISITION OF EPTPC

     In connection with the acquisition of EPTPC and the distributions made by EPTPC prior to its acquisition, the IRS issued a private letter ruling to old Tenneco Inc. (Tenneco Inc., prior to its acquisition by the Company), in which it ruled that for United States federal income tax purposes the distributions would be tax-free to old Tenneco Inc. and, except to the extent cash was received in lieu of fractional shares, to its then existing stockholders; the merger would constitute a tax-free reorganization; and that certain other transactions effected in connection with the merger and distribution would be tax-free. If the distributions were not to qualify as tax-free, then a corporate level federal income tax would be assessed to the consolidated group of which old Tenneco Inc. was the common parent. This corporate level federal income tax would be payable by EPTPC. Under certain limited circumstances, however, new Tenneco Inc. and Newport News Shipbuilding Inc. have agreed to indemnify EPTPC for a defined portion of such tax liabilities.

WE ARE SUBJECT TO FINANCING AND INTEREST RATE EXPOSURE RISKS

     Our business and operating results can be harmed by factors such as the availability or cost of capital, changes in interest rates, changes in the tax rates due to new tax laws, changes in the structured finance market, market perceptions of the natural gas and energy industry or El Paso, or credit ratings.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company utilizes derivative financial instruments to manage market risks associated with certain energy commodities and interest and foreign currency exchange rates. The Company's primary market risk exposure is to changing energy commodity prices. Market risks are monitored by a corporate risk management committee that operates independently from the business segments that create or actively manage these risk exposures to ensure compliance with the Company's stated risk management policies as approved by the Board.

TRADING COMMODITY PRICE RISK

     Merchant Energy is exposed to certain market risks inherent in the financial instruments used for trading energy and energy related commodities. Merchant Energy marks to market its energy trading activities, including transportation capacity and storage. Merchant Energy's policy is to manage commodity price risks through a variety of financial instruments, including exchange-traded futures contracts involving cash settlements, forward contracts involving cash settlements or physical delivery of an energy commodity, swap contracts which require payment to (or receipts from) counterparties based on the differential between fixed and variable prices for the commodity, exchange-traded options, over-the-counter options and other contractual arrangements. Merchant Energy manages its market risk on a portfolio basis, subject to parameters established by the risk management committee. Comprehensive risk management processes, policies, and procedures have been established to monitor and control its market risk. The Company's risk management committee also continually reviews these policies to ensure they are responsive to changing business conditions.

     Merchant Energy measures the risk in its commodity and energy related contract portfolio on a daily basis utilizing a Value-at-Risk ("VAR") model to determine the maximum potential one-day unfavorable impact on its earnings from its existing portfolio, due to normal market movements, and monitors its risk in comparison to established thresholds. The VAR computations are based on historical simulation of delta/gamma positions, which capture a significant portion of the exposure related to option positions, and utilize price movements over a specified period to simulate forward price curves in the energy markets using several key assumptions, including the selection of a confidence level for expected losses and the holding period for liquidation. Merchant Energy also utilizes other measures outside the VAR methodology to monitor the risk in its portfolio on a monthly basis, including stress testing, position limit control and credit, liquidity and event risk management.

     Assuming a confidence level of 95 percent and a one-day holding period, Merchant Energy's estimated potential one-day unfavorable impact on income before income taxes and minority interest, as measured by VAR, related to contracts held for trading purposes was approximately $3 million, $3 million and $1 million at December 31, 1999, 1998, and 1997 respectively. In 1999, Merchant Energy's highest, lowest and average estimated potential one day unfavorable impact on income before taxes and minority interest, as measured by VAR were $3 million, $1 million and $2 million, respectively. The average value represents a twelve month average of the 1999 month end values. The high and low valuations represent the highest and lowest month end values during 1999. VAR was implemented on April 1, 1998. Therefore, volatilities and correlations applicable on April 1, 1998, were used to provide comparative data for December 31, 1997. Actual losses could exceed those measured by VAR.

NON-TRADING COMMODITY PRICE RISK

     The Company mitigates market risk associated with significant physical transactions, including crude oil and natural gas liquids production and delivery through the use of non-trading financial instruments, including forward contracts and swaps. In addition, Merchant Energy functions as an agent for Production and Field Services hedging a portion of their commodity risk by entering into derivative financial instruments with third parties.

     The estimated potential one-day unfavorable impact on income before income taxes and minority interest, as measured by VAR, related to Merchant Energy's non-trading commodity activities was insignificant at December 31, 1999, 1998, and 1997.

INTEREST RATE RISK

     The Company's debt financial instruments and certain project arrangements are sensitive to market fluctuations in interest rates. The Company attempts to mitigate exposure to these risks through the use of non-trading derivative financial instruments, including interest rate and equity swaps. In August 1999, El Paso entered an interest rate swap agreement with a notional amount of $600 million and a termination date of July 2001. El Paso swapped the fixed interest rate on its July 1999, $600 million aggregate principal Senior Notes due 2001 for a floating 3 month LIBOR plus a rate margin of 14.75 basis points. This transaction has been recorded using accrual accounting. At December 31, 1998, the Company maintained an interest rate swap on debt held by MPC. In October 1999, that swap was terminated at a cost of approximately $5 million. In March 1997, the Company purchased a 10.5 percent interest in CAPSA for approximately $57 million. In connection with its acquisition, the Company entered into an equity swap associated with an additional 18.5 percent of CAPSA's then outstanding stock. Under the equity swap, the Company pays interest to a counterparty, on a quarterly basis, on a notional amount of $100 million at a rate of LIBOR plus 0.85 basis points. In exchange, the Company receives dividends, if any, on the CAPSA stock to the extent of the counterparty's equity interest of 18.5 percent. The Company also fully participates in the market appreciation or depreciation of the underlying investment whereby the Company will realize appreciation or fund any depreciation attributable to the actual sale of the stock upon termination or expiration of the swap transaction. In February 1999, the Company extended the term of the swap for two and a half years with a notional amount of $103 million and an interest rate of LIBOR plus
1.75 basis points.

     The table below presents principal cash flows and related weighted average interest rates by expected maturity dates. As of December 31, 1999, the carrying amounts of short-term borrowings are representative of fair values because of the short-term maturity of these instruments. The fair value of the long-term debt has been estimated based on quoted market prices for the same or similar issues.

     For the interest rate and equity swaps, notional amounts and weighted average interest rates are presented by expected or contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contact. The fair value of the derivative financial instruments is the estimated amount at which management believes they could be liquidated over a reasonable period of time, based on quoted market prices, current market conditions, or other estimates obtained from third-party dealers.

                                                           DECEMBER 31, 1999                                  DECEMBER 31, 1998
                               --------------------------------------------------------------------------   ---------------------
                                                    EXPECTED FISCAL YEAR OF MATURITY
                               --------------------------------------------------------------------------   CARRYING
                                2000    2001    2002    2003   2004   THEREAFTER   TOTAL     FAIR VALUE     AMOUNTS    FAIR VALUE
                               ------   -----   -----   ----   ----   ----------   ------   -------------   --------   ----------
                                                         (DOLLARS IN MILLIONS)
LIABILITIES:
  Short-term debt -- variable
  rate.......................  $1,252                                              $1,252      $1,252        $1,471      $1,471
      Average interest
        rate.................     6.3%
  Long-term debt, including
    current portion -- fixed
      rate...................  $   92   $ 938   $ 427   $200   $ --     $3,696     $5,353      $5,204        $3,871      $4,103
      Average interest
        rate.................     7.6%    7.3%    7.9%   8.0%    --        7.5%
  Company-obligated
    mandatorily redeemable
    convertible preferred
    securities of El Paso
    Energy Capital Trust I...                                           $  325     $  325      $  327        $  325      $  311
      Average interest
        rate.................                                              4.8%
INTEREST RATE DERIVATIVES:
  Interest rate swap
  -----------------
    Fixed to variable
      rate -- notional
      amounts................           $ 600                                      $  600      $    4        $   --      $   (9)
      Average interest
        rate(a)(c)...........     6.5%    7.0%
      Average received
        rate.................     6.6%    6.6%
      Net cash flow
        effect(c)............  $ (2.8)  $ 7.8
  Equity swap
  ------------
    Interest to
      dividend -- notional
      amount.................           $ 103                                      $  103      $   10        $    3      $    3
      Average interest
        rate(a)..............     8.2%    8.6%
      Received dollars(b)....      --      --
      Net cash flow
        effect(d)............  $   (8)     (9)

---------------
(a)The variable rates presented are the average forward rates for the remaining term of each contract.
(b)The Company receives dividends, to the extent paid, on the CAPSA stock to the extent of the counterparty's equity interest of 18.5 percent. No dividends were received in 1998 or 1999 and no dividends are expected for 2000 or 2001.
(c)The difference between cash flow based on average interest rates and the annual cash flow shown above is the result of timing differences between the receipt and payment of interest.
(d)The Company will realize appreciation or fund any depreciation attributable to the actual sale of the CAPSA stock upon termination of the swap transaction in August 2001.

FOREIGN CURRENCY EXCHANGE RATE RISK

     The Company uses derivative financial instruments, principally foreign currency forward purchase and sale contracts having various terms, to manage its exposures to changes in foreign currency exchange rates. The Company's primary exposure relates to changes in foreign currency rates on certain of its merchant activities outside the United States. The following table summarizes, by major currency, the notional amounts, average settlement rates, and fair value for foreign currency forward purchase and sale contracts as of December 31, 1999:

                                                             NOTIONAL AMOUNT                 FAIR VALUE
                                                               IN FOREIGN       AVERAGE          IN
                                                                CURRENCY       SETTLEMENT   U.S. DOLLARS
                                                              (IN MILLIONS)      RATES      (IN MILLIONS)
                                                             ---------------   ----------   -------------
Canadian Dollars   Purchase................................        296            .668           $ 5
                   Sell....................................        194            .684            (1)
British Pounds     Purchase................................         --              --            --
                   Sell....................................         28           1.666            --
                                                                                                 ---
                                                                                                 $ 4
                                                                                                 ===

     The following table summarizes foreign currency forward purchase and sale contracts by expected maturity dates along with annual anticipated cash flow impacts as of December 31, 1999:

                                                            EXPECTED MATURITY DATES
                                                 ----------------------------------------------
                                                 2000    2001   2002   2003   2004   THEREAFTER   TOTAL
                                                 -----   ----   ----   ----   ----   ----------   -----
                                                                     (IN MILLIONS)
Canadian Dollars   Purchase....................  $ 132   $ 13   $ 12   $ 12   $  6      $ 23      $198
                   Sell........................     29     28     27     27     22        --       133
                                                 -----   ----   ----   ----   ----      ----      ----
                   Net cash flow effect........  $(103)  $ 15   $ 15   $ 15   $ 16      $(23)     $(65)
                                                 =====   ====   ====   ====   ====      ====      ====
British Pounds     Purchase....................  $  --   $ --   $ --   $ --   $ --      $ --      $ --
                   Sell........................     --      2      4      4      5        32        47
                                                 -----   ----   ----   ----   ----      ----      ----
                   Net cash flow effect........  $  --   $  2   $  4   $  4   $  5      $ 32      $ 47
                                                 =====   ====   ====   ====   ====      ====      ====

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           EL PASO ENERGY CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                 (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                               ----------------------------
                                                                1999       1998      1997
                                                               -------    ------    -------
Operating revenues
  Transportation............................................   $ 1,536    $1,502    $ 1,567
  Energy commodities........................................     8,551     7,740      8,138
  Gathering and processing..................................       324       141        204
  Other.....................................................       170       117        106
                                                               -------    ------    -------
                                                                10,581     9,500     10,015
                                                               -------    ------    -------
Operating expenses
  Cost of gas and other products............................     7,974     6,970      7,308
  Operation and maintenance.................................       979       956        966
  Merger-related and asset impairment charges...............       557        15         50
  Ceiling test charges......................................       352     1,035         --
  Depreciation, depletion, and amortization.................       609       624        639
  Taxes, other than income taxes............................       146       138        138
                                                               -------    ------    -------
                                                                10,617     9,738      9,101
                                                               -------    ------    -------
Operating income(loss)......................................       (36)     (238)       914
                                                               -------    ------    -------
Other income
  Equity investment earnings................................        95        84         53
  Interest income...........................................        48        22         18
  Net gain on sale of assets................................        27        36          5
  Other, net................................................        57        44         18
                                                               -------    ------    -------
                                                                   227       186         94
                                                               -------    ------    -------
Income (loss) before interest, income taxes, and other
  charges...................................................       191       (52)     1,008
                                                               -------    ------    -------
Interest and debt expense...................................       453       387        344
Minority interest...........................................        36        12         --
Income tax expense (benefit)................................       (81)     (170)       234
                                                               -------    ------    -------
                                                                   408       229        578
                                                               -------    ------    -------
Income (loss) before preferred dividends of subsidiary and
  cumulative effect of accounting change....................      (217)     (281)       430
Preferred stock dividends of subsidiary.....................        25        25         25
                                                               -------    ------    -------

Income (loss) before cumulative effect of accounting
  change....................................................      (242)     (306)       405
Cumulative effect of accounting change, net of income
  taxes.....................................................       (13)       --         --
                                                               -------    ------    -------
Net income (loss)...........................................   $  (255)   $ (306)   $   405
                                                               =======    ======    =======
Basic earnings (loss) per common share
  Income (loss) before cumulative effect of accounting
     change.................................................   $ (1.06)   $(1.35)   $  1.81
  Cumulative effect of accounting change, net of income
     taxes..................................................     (0.06)       --         --
                                                               -------    ------    -------
  Net income (loss).........................................   $ (1.12)   $(1.35)   $  1.81
                                                               =======    ======    =======
Diluted earnings (loss) per common share
  Income (loss) before cumulative effect of accounting
     change.................................................   $ (1.06)   $(1.35)   $  1.77
  Cumulative effect of accounting change, net of income
     taxes..................................................     (0.06)       --         --
                                                               -------    ------    -------
  Net income (loss).........................................   $ (1.12)   $(1.35)   $  1.77
                                                               =======    ======    =======
Basic average common shares outstanding.....................       228       226        224
                                                               =======    ======    =======
Diluted average common shares outstanding...................       228       226        229
                                                               =======    ======    =======

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                           EL PASO ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   (IN MILLIONS, EXCEPT COMMON SHARE AMOUNTS)

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
                                    ASSETS
Current assets
  Cash and cash equivalents.................................  $   545   $   104
  Accounts and notes receivable, net
     Customer...............................................    1,006       872
     Receivables from affiliates............................      367       134
     Other..................................................      289       183
  Materials and supplies....................................       74        84
  Deferred income taxes.....................................      126        81
  Assets from price risk management activities..............      233       444
  Other.....................................................      271       146
                                                              -------   -------
          Total current assets..............................    2,911     2,048
Property, plant, and equipment, net.........................   10,261    10,086
Investments in unconsolidated affiliates....................    2,029     1,104
Intangibles, net............................................      543       538
Other.......................................................      913       667
                                                              -------   -------
          Total assets......................................  $16,657   $14,443
                                                              =======   =======
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts and notes payable
     Trade..................................................  $   961   $   800
     Notes payable to affiliates............................      121        --
     Other..................................................      576       358
  Short-term borrowings (including current maturities of
     long-term debt)........................................    1,344     1,650
  Liabilities from price risk management activities.........      197       355
  Other.....................................................      503       550
                                                              -------   -------
          Total current liabilities.........................    3,702     3,713
                                                              -------   -------
Long-term debt, less current maturities.....................    5,223     3,692
                                                              -------   -------
Deferred income taxes.......................................    1,738     1,728
                                                              -------   -------
Other.......................................................    1,354     1,174
                                                              -------   -------
Commitments and contingencies (See Note 10)
Company-obligated mandatorily redeemable convertible
  preferred securities of El Paso Energy Capital Trust I....      325       325
                                                              -------   -------
Minority interest...........................................    1,368       374
                                                              -------   -------
Stockholders' equity
  Common stock, par value $3 per share; authorized
     750,000,000 shares; issued 238,544,250 and 235,821,630
     shares, respectively...................................      716       707
  Additional paid-in capital................................    1,367     1,288
  Retained earnings.........................................    1,207     1,669
  Accumulated other comprehensive income....................      (29)      (12)
  Treasury stock (at cost) 8,947,565 and 5,494,772 shares,
     respectively...........................................     (273)     (150)
  Deferred compensation.....................................      (41)      (65)
                                                              -------   -------
          Total stockholders' equity........................    2,947     3,437
                                                              -------   -------
          Total liabilities and stockholders' equity........  $16,657   $14,443
                                                              =======   =======

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                           EL PASO ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Cash flows from operating activities
  Net income (loss).........................................  $  (255)   $  (306)   $   405
  Adjustments to reconcile net income (loss) to net cash
     from operating activities
     Depreciation, depletion, and amortization..............      609        624        639
     Deferred income taxes (benefit)........................      (44)      (194)       280
     Gain on sale of assets.................................      (27)       (36)        (5)
     Undistributed earnings in equity investees.............      (52)       (60)       (34)
     Amortization of deferred compensation..................        9         27         19
     Risk-sharing revenue...................................      (31)       (31)        --
     Non-cash portion of merger-related and asset impairment
       charges..............................................      380         --         --
     Cumulative effect of accounting changes, net of income
       tax..................................................       13         --         --
     Ceiling test charges...................................      352      1,035         --
     Working capital changes, net of non-cash transactions
       Accounts and notes receivable........................     (271)       481        334
       Materials and supplies...............................        4         15        (18)
       Net price risk management activities.................     (204)       (40)         5
       Regulatory assets....................................       --        124         19
       Other current assets.................................      (34)        15         43
       Accrual for regulatory issues........................      (27)        16       (266)
       Accounts and notes payable...........................      132       (391)      (169)
       Other current liabilities............................      (40)      (158)        14
       Other................................................       --         42        (59)
     Other..................................................      (13)      (130)         4
                                                              -------    -------    -------
          Net cash provided by operating activities.........      501      1,033      1,211
                                                              -------    -------    -------
Cash flows from investing activities
  Capital expenditures......................................   (1,086)    (1,137)    (1,294)
  Investment in joint ventures and equity investees.........   (1,081)      (689)      (307)
  Cash paid for acquisitions, net of cash received..........     (165)      (373)      (213)
  Proceeds from sales of assets.............................       57        399         63
  Return of investment in joint ventures and equity
     investees..............................................       88        153         53
  Cash deposited in escrow related to equity investee.......     (101)        --         --
  Other.....................................................      (13)        --        (28)
                                                              -------    -------    -------
          Net cash used in investing activities.............   (2,301)    (1,647)    (1,726)
                                                              -------    -------    -------
Cash flows from financing activities
  Net commercial paper borrowings...........................      180        264        636
  Revolving credit borrowings...............................      878        810      1,800
  Revolving credit repayments...............................   (1,253)    (1,017)    (2,955)
  Long-term debt retirements................................     (343)      (289)      (188)
  Net proceeds from issuance of long-term debt..............    1,781        691      1,178
  Net proceeds from issuance of preferred securities of El
     Paso Energy Capital Trust I............................       --        317         --
  Acquisition of treasury stock.............................       --        (37)       (53)
  Dividends paid on common stock............................     (184)      (209)      (170)
  Net proceeds from issuance of common stock................        5         --        152
  Net proceeds from issuance of notes payable...............      222         --         --
  Net proceeds from issuance of interest in Trinity River
     Associates, L.L.C......................................      960         --         --
  Other.....................................................       (5)        43          9
                                                              -------    -------    -------
          Net cash provided by financing activities.........    2,241        573        409
                                                              -------    -------    -------
Increase (decrease) in cash and cash equivalents............      441        (41)      (106)
Cash and cash equivalents
  Beginning of period.......................................      104        145        251
                                                              -------    -------    -------
  End of period.............................................  $   545    $   104    $   145
                                                              =======    =======    =======

  The accompanying Notes are an integral part of these Consolidated Financial
                                  Statements.

                           EL PASO ENERGY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                    1999              1998              1997
                                               ---------------   ---------------   ---------------
                                               SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT
                                               ------   ------   ------   ------   ------   ------
COMMON STOCK, $3.00 PAR:
  Balance at beginning of year...............   236     $  707    234     $  702    225     $  675
  Issuance of common stock, net of related
     costs...................................     1          3     --          1      7         20
  Restricted stock activity, net.............     1          3      1          1     --          2
  Options exercised..........................     2          6      1          3      2          5
  Retirement of Sonat treasury shares........    (1)        (3)
                                                ---     ------    ---     ------    ---     ------
     Balance at end of year..................   239        716    236        707    234        702
                                                ---     ------    ---     ------    ---     ------
ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning of year...............            1,288             1,229             1,021
  Issuance of common stock, net of related
     costs...................................               30                 8               155
  Restricted stock activity, net.............               45                16                22
  Options exercised..........................               45                14                16
  Tax benefit of equity plans................               13                10                15
  Tax benefit of NOL carryforward............                                 11
  Early vesting of equity plans..............                7
  Retirement of Sonat treasury shares........              (61)
                                                ---     ------    ---     ------    ---     ------
     Balance at end of year..................            1,367             1,288             1,229
                                                ---     ------    ---     ------    ---     ------
RETAINED EARNINGS:
  Balance at beginning of year...............            1,669             2,186             1,961
  Net income (loss)..........................             (255)             (306)              405
  Dividends ($0.800, $0.765, and $0.730 per
     share)..................................             (207)             (211)             (180)
                                                ---     ------    ---     ------    ---     ------
     Balance at end of year..................            1,207             1,669             2,186
                                                ---     ------    ---     ------    ---     ------
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance at beginning of year...............              (12)               (4)               10
  Cumulative translation adjustment..........              (12)               (7)               (7)
  Realized gain on securities (net of tax
     benefit of $--, $0.7, and $1.2).........               --                (1)               (2)
  Net change in unrealized (loss) on
     securities (net of tax benefit of $2.5,
     $0.2, and $2.5).........................               (5)               --                (5)
                                                ---     ------    ---     ------    ---     ------
     Balance at end of year..................              (29)              (12)               (4)
                                                ---     ------    ---     ------    ---     ------
TREASURY STOCK, AT COST:
  Balance at beginning of year...............    (5)      (150)    (4)      (112)    (4)       (74)
  Options exercised..........................    --          6     --          4      1         15
  Restricted stock activity, net.............    --        (22)    --         (5)    --         --
  Stock repurchases..........................                      (1)       (37)    (1)       (53)
  Early vesting of equity plans..............    (5)      (166)
  Retirement of Sonat treasury shares........     1         59
                                                ---     ------    ---     ------    ---     ------
     Balance at end of year..................    (9)      (273)    (5)      (150)    (4)      (112)
                                                ---     ------    ---     ------    ---     ------
DEFERRED COMPENSATION:
  Balance at beginning of year...............              (65)              (81)              (79)
  Restricted stock activity, net.............              (43)               16                (2)
  Early vesting of equity plans..............               67
                                                ---     ------    ---     ------    ---     ------
     Balance at end of year..................              (41)              (65)              (81)
                                                ---     ------    ---     ------    ---     ------
Total stockholders' equity...................   230     $2,947    231     $3,437    230     $3,920
                                                ===     ======    ===     ======    ===     ======
Comprehensive income (loss)..................           $ (272)           $ (314)           $  391
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

                           EL PASO ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation and Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of all majority-owned, controlled subsidiaries after the elimination of all significant intercompany accounts and transactions. Investments in companies where the Company has the ability to exert significant influence over, but not control operating and financial policies are accounted for using the equity method. The consolidated financial statements for previous periods include certain reclassifications that were made to conform to the current year presentation. Such reclassifications have no impact on reported net income or stockholders' equity.

  Holding Company Reorganization

     Effective August 1, 1998, the Company reorganized into a holding company organizational structure, whereby El Paso became the holding company. In the transaction, El Paso Energy Merger Company, a wholly owned subsidiary of El Paso, merged with and into EPNG, with EPNG as the surviving corporation. By virtue of the reorganization, EPNG became a direct, wholly owned subsidiary of El Paso, and all of EPNG's outstanding capital stock was converted, on a share for share basis, into capital stock of El Paso. EPNG's outstanding preferred stock purchase rights were also exchanged with each one-half outstanding preferred stock purchase right of EPNG being converted into one preferred stock purchase right of El Paso common stock, with such right representing the right to purchase one two-hundredth (subject to adjustment) of a share of Series A Junior Participating Preferred Stock of El Paso. Because the reorganization was with companies under common control, the stockholders' equity and components thereof of EPNG became the basis for El Paso stockholders' equity. El Paso also assumed ownership of the Trust (as defined in Note 12) and EPNG's obligations related to the Trust. See Note 12, Trust Preferred Securities for a further discussion. Finally, El Paso became the successor to EPNG's previous shelf registration in the amount of $565 million. The New York Stock Exchange ticker symbol used by El Paso following the reorganization remains unchanged as "EPG."

  Tax-free Internal Reorganization

     On December 31, 1998 and again following the Company's merger with Sonat, the Company effected an internal reorganization of its assets and operations and those of certain of its subsidiaries. In the reorganizations, certain subsidiaries were transferred to or from El Paso and/or other entities owned by El Paso. The internal reorganization had no impact on the presentation herein.

  Stock Split

     On January 21, 1998, the Board approved a two-for-one stock split of EPNG's common stock (the "Stock Split"). The Stock Split was effected in the form of a stock dividend of an aggregate of 60,944,417 shares of EPNG's common stock, which was paid in April 1998. All common shares and per common share amounts presented herein reflect the Stock Split.

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

  Accounting for Regulated Operations

     The Company's interstate natural gas systems are subject to the jurisdiction of FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Each system operates under separate FERC approved tariffs which establish rates, terms and conditions under which each system provides services to its customers. The Company's businesses that are subject to the regulations and accounting requirements of FERC have followed the accounting requirements of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, which may differ from the accounting requirements of the Company's non-regulated entities. Transactions that have been recorded differently as a result of regulatory accounting requirements include: GSR costs to be recovered under a demand and interruptible surcharge, environmental costs to be recovered under a demand surcharge, the capitalization of an equity return component on regulated capital projects, and certain benefits and other costs and taxes included in or expected to be included in future rates, including costs to refinance debt. When the accounting method followed is prescribed by or allowed by the regulatory authority for rate-making purposes, such method conforms to the generally accepted accounting principle of matching costs with the revenues to which they apply.

     Changes in the regulatory and economic environment may create, at some point in the future, circumstances in which the application of regulatory accounting principles will no longer be appropriate. Factors which could impact this assessment include an inability to recover cost increases under rate caps and rate case moratoriums, an inability to recover capitalized costs, including an adequate return on those costs through the ratemaking process, excess capacity or significant discounting of rates in the markets served by the Company, and the impacts of ongoing initiatives in and deregulation of the natural gas industry. Should these factors cause regulatory accounting principles to no longer be applied, an amount would be charged to earnings as an extraordinary item. At December 31, 1999, this amount was estimated to be approximately $100 million, net of income taxes. Any potential charge would be non-cash and would have no direct effect on the regulated companies' ability to seek recovery of the underlying deferred costs in their future rate proceedings or on their ability to collect the rates set thereby.

  Cash and Cash Equivalents

     Short-term investments purchased with an original maturity of three months or less are considered cash equivalents.

  Allowance for Doubtful Accounts and Notes Receivable

     The Company has established a provision for losses on accounts and notes which may become uncollectible. Collectibility is reviewed regularly, and the allowance is adjusted as necessary, primarily under the specific identification method. At December 31, 1999 and 1998, the allowance was $29 million and $23 million, respectively.

  Gas Imbalances

     The Company values gas imbalances due to or due from shippers and operators at the appropriate index price. Gas imbalances represent the difference between gas receipts from and gas deliveries to the Company's transportation and storage customers. Gas imbalances arise when these customers deliver more or less gas into the pipeline than they take out. Natural gas imbalances are settled in cash or made up in-kind subject to the pipelines' various terms.

  Materials and Supplies

     Materials and supplies are valued at the lower of cost or market with cost determined using the average cost method.

  Property, Plant, and Equipment

     The Company's regulated property, plant, and equipment is subject to oversight by the FERC. The objectives of this regulation are to ensure the proper recovery of capital investments in rates. Such recovery is generally accomplished by allowing a return of that investment through inclusion of depreciation expense in the cost of service. Rates also allow for a return on the net unrecovered rate base. Specific procedures are prescribed by FERC to control capitalized costs, depreciation, and the disposal of assets. SFAS No. 71 specifically acknowledges the obligation of regulated companies to comply with regulated accounting procedures, even when they conflict with other generally accepted accounting principle pronouncements.

     Regulated property, plant, and equipment is recorded at original cost of construction or, on acquisition, the cost to the first party committing the asset to utility service. Construction cost includes direct labor and materials, as well as indirect charges, such as overhead and an allowance for both debt and equity funds used during construction. Replacements or betterments of major units of property are capitalized, while replacements or additions of minor units of property are expensed.

     Depreciation for regulated property, plant, and equipment is calculated using the composite method. Assets with similar economic characteristics are grouped. The depreciation rate prescribed in the rate settlement is applied to the gross investment for the group until net book value of the group is equal to the salvage value. Currently, depreciation rates vary from 1 percent to 33 percent. This results in remaining economic lives of groups ranging from 2 to 36 years. Depreciation rates are re-evaluated in conjunction with the rate making process.

     When regulated property, plant, and equipment is retired, due to abandonment or replacement, the original cost, plus the cost of retirement, less salvage, is charged to accumulated depreciation and amortization. No gain or loss is recognized unless an entire operating unit, as defined by FERC, has been retired. Gains or losses on dispositions of operating units are included in income.

     Additional acquisition cost assigned to utility plant primarily represents the excess of allocated purchase costs over historical costs of these facilities. These costs are amortized on a straight-line basis using FERC approved rates.

     The cost of the Company's non-regulated property, plant and equipment is based on the original cost of construction or, on acquisition, the fair value of the assets acquired. Construction costs include all direct costs of the project, as well as indirect charges including capitalized interest costs on debt. Depreciation on these properties is provided using the straight line or composite method which, in the opinion of management, is adequate to allocate the cost of properties over their estimated useful lives. Non-regulated properties have expected lives of 5 to 40 years. When these properties are retired due to abandonment or replacement, the original cost, plus retirement cost, less salvage is charged as a gain or loss in income.

     Included in the Company's property, plant, and equipment is construction work in progress of approximately $597 million and $353 million at December 31, 1999, and 1998, respectively.

     The Company evaluates impairment of its regulated and non-regulated property, plant, and equipment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

  Natural Gas and Oil Properties

     The Company uses the full cost method of accounting for its natural gas and oil properties. Under the full cost method, all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of natural gas and oil reserves are capitalized and amortized on the unit-of-production method using proved reserves. Such costs include the costs of all unproved properties and internal costs directly related to acquisition and exploration activities, including capitalized interest. All other general and administrative costs, as well as production costs, are expensed as incurred. Certain unevaluated properties are excluded from the amortization base until a determination has been made as to the existence of proved reserves. Capitalized costs are subject to a quarterly ceiling test which limits such costs to the aggregate of the present value of future net revenues, discounted at 10 percent, plus the lower of cost or fair market value of unproved properties. Any conveyance of properties is treated as an adjustment to the cost of natural gas and oil properties with no gain or loss recognized, unless properties sold are significant.

  Revenue Recognition

     The Company's regulated businesses recognize revenues from natural gas transportation in the period the service is provided. Reserves are provided on revenues collected subject to refund, when appropriate. Revenues on services other than transportation are recorded when earned.

     Revenues for the Company's non-regulated businesses are recorded at various points when earned including when deliveries of the physical commodities are made or in the period services are provided. For the Company's revenue recognition policy on its trading portfolio, see discussion of price risk management activities below.

  Intangible Assets

     Intangible assets are amortized using the straight-line method over periods ranging from 5 to 40 years. Accumulated amortization of intangible assets was $39 million and $24 million as of December 31, 1999 and 1998, respectively. In response to a fundamental shift in the strategy and direction of the Company's merchant energy activities, the Company changed its estimated useful life of goodwill related to its 1995 acquisitions of Eastex Energy Inc. and Premier Gas Company. Had this change not been made, the reported net loss and diluted loss per share of the Company for the year ended December 31, 1999 would have been $236 million and $1.04, respectively.

     The Company evaluates impairment of goodwill in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Under this methodology, when an event occurs to suggest that impairment may have occurred, the Company evaluates the undiscounted net cash flows of the underlying asset or entity. If these cash flows are not sufficient to recover the value of the underlying asset or entity plus the goodwill amount, these cash flows are discounted at a risk-adjusted rate with any difference recorded as an impairment in the Consolidated Statements of Income.

  Environmental Costs

     Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of the liability are based upon currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies' clean-up experience and data released by the EPA or other organizations. These estimated liabilities are subject to revision in future periods based on actual costs or new circumstances, and are included in the balance sheets at their undiscounted amounts. Recoveries are evaluated separately from the liability and, when recovery is assured, are recorded and reported separately from the associated liability in the consolidated financial statements as an asset.

  Price Risk Management Activities

     The Company utilizes derivative financial instruments to manage market risks associated with certain energy commodities, interest rates, and foreign currency exchange rates. In its commodity price risk management activities, the Company engages in both trading and non-trading activities.

     Activities for trading purposes consist of services provided to the energy sector, and all energy trading activities, including transportation capacity and storage, are accounted for using the mark-to-market method. Trading activities are conducted through a variety of financial instruments, including exchange traded futures contracts involving cash settlement, forward contracts involving cash settlement or physical delivery of an energy commodity, swap contracts which require payments to (or receipts from) counterparties based on the differential between a fixed and variable prices for the commodity, exchange-traded and over-the-counter options, and other contractual arrangements.

     Under the mark-to-market method of accounting, commodity and energy related contracts are reflected at quoted or estimated market value with resulting gains and losses included in operating income in the Consolidated Statements of Income. Net gains or losses recognized in a period result primarily from transactions originating within that period and the impact of price movements on transactions originating in that or previous periods. Assets and liabilities resulting from mark-to-market accounting are included in the Consolidated Balance Sheets, according to their term to maturity. Terms regarding cash settlement of the contracts vary with respect to the actual timing of cash receipts and payments. Receivables and payables resulting from these timing differences are presented in accounts receivable and accounts payable in the Consolidated Balance Sheets. Cash inflows and outflows associated with these price risk management activities are recognized in operating cash flow as the settlement of transactions occurs.

     The market value of commodity and energy related contracts reflect management's best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating the Company's position in an orderly manner over a reasonable period of time under present market conditions and to reflect other types of risks, including model risk, credit risk and operational risks. In the absence of quoted market prices, the Company utilizes other valuation techniques to estimate fair value. The use of these techniques requires the Company to make estimations of future prices and other variables, including market volatility, price correlation, and market liquidity. Changes in these estimates could have a significant impact on the underlying market valuation and could materially impact these estimates.

     Derivative and other financial instruments are also utilized in connection with non-trading activities. The Company enters into forwards, swaps, and other contracts to hedge the impact of market fluctuations on assets, liabilities, or other contractual commitments. Hedge accounting is applied only if the derivative reduces the risk of the underlying hedge item, is designated as a hedge at its inception, and is expected to result in financial impacts which are inversely correlated to those of the item(s) being hedged. If correlation ceases to exist, hedge accounting is terminated and mark-to-market accounting is applied. Changes in market value of hedged transactions are deferred until the gain or loss on the hedged item is recognized. Derivatives held for non-trading price risk management activities are recorded as a gain or loss in operating income and cash inflows and outflows are recognized in operating cash flow as the settlement of these transactions occurs. See Note 7 for a further discussion of the Company's price risk management activities.

  Income Taxes

     Income taxes are based on income reported for tax return purposes along with a provision for deferred income taxes. Deferred income taxes are provided to reflect the tax consequences in future years of differences between the financial statement and tax bases of assets and liabilities at each year end. Tax credits are accounted for under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances.

  Treasury Stock

     Treasury stock is accounted for using the cost method and is shown as a reduction to stockholders' equity in the Consolidated Balance Sheets. Treasury stock sold or issued is valued on a first-in, first-out basis. Included in treasury stock at December 31, 1999, and 1998, were 1,360,000 shares of common stock that were reserved for use under certain of the Company's benefit plans, as well as 5,845,269 shares of common stock which were placed in a trust under the Company's deferred compensation programs.

  Stock-Based Compensation

     The Company applies the provisions of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock compensation plans. Accordingly, compensation expense is not recognized for stock options unless the options were granted at an exercise price lower than market on the grant date. The Company uses fixed and variable plan accounting for its fixed and variable compensation plans, respectively.

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

  Accounting for Derivative Instruments and Hedging Activities

     In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board to establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This pronouncement requires that an entity classify all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset, liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. Under SFAS No. 133, accounting for the changes in the fair value of a derivative depends on its intended use and its resulting designation. The standard was amended by SFAS No. 137 in June 1999. The amendment defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is currently evaluating the effects of this pronouncement.

2. ACQUISITIONS

  Sonat

     On October 25, 1999, the Company completed its merger with Sonat, a diversified energy holding company engaged in domestic oil and natural gas exploration and production, the transmission and storage of natural gas, and natural gas and power marketing. In the merger, one share of the Company's common stock was issued in exchange for each share of Sonat common stock. Total common shares issued in the merger were approximately 110 million. In addition, the Company retained approximately $2.3 billion of Sonat debt. The transaction was valued at approximately $6.8 billion based on the Company's closing stock price on October 25, 1999. The merger was accounted for as a pooling of interests. Therefore, the Consolidated Financial Statements and other financial information included in this Annual Report for periods prior to the merger include the combined historical financial results of El Paso and Sonat.

     The following table presents the revenues and net income (loss) for the previously separate companies and the combined amounts presented in these consolidated financial statements. Certain adjustments were made to conform the accounting presentation of this financial information.

                                                              (UNAUDITED)
                                                              TEN MONTHS       YEAR ENDED
                                                                 ENDED        DECEMBER 31,
                                                              OCTOBER 31,   ----------------
                                                                 1999        1998     1997
                                                              -----------   ------   -------
                                                                      (IN MILLIONS)
Revenues
  El Paso...................................................    $ 6,049     $5,782   $ 5,638
  Sonat.....................................................      2,883      3,710     4,372
  Conforming reclassifications..............................        (15)         8         5
                                                                -------     ------   -------
  Combined..................................................    $ 8,917     $9,500   $10,015
                                                                =======     ======   =======
Net Income (Loss)
  El Paso...................................................    $   107     $  225   $   186
  Sonat.....................................................       (181)      (531)      219
                                                                -------     ------   -------
  Combined..................................................    $   (74)    $ (306)  $   405
                                                                =======     ======   =======

     In connection with the merger, the Company was ordered by the Federal Trade Commission to sell East Tennessee Natural Gas Company, Sea Robin Pipeline Company and its one-third interest in Destin Pipeline Company. Proceeds from the sales are expected to be approximately $618 million, and the sales are anticipated to close in the first quarter of 2000 pending Federal Trade Commission approval. The Company will treat gains that arise from these sales as extraordinary items, net of taxes in the Consolidated Statements of Income.

  East Asia Power

     In February 1999, the Company acquired a 46 percent ownership interest in EAPRC along with an interest in a convertible loan. Following its acquisition, the Company converted the loan to equity, increasing its ownership interest to 65 percent, and in September 1999, the Company acquired an additional 17 percent from another shareholder, increasing its ownership interest to 82 percent. In December 1999, International participated in an EAPRC rights offering, increasing its overall ownership to 92 percent representing a total investment of approximately $144 million. In February 2000, the Company entered into an agreement with a party to jointly own equal interests in EAPRC. The Company expects to complete the transaction prior to the end of the first quarter of 2000 which would reduce the Company's interest in EAPRC to less than 50 percent. Since the Company's control of EAPRC is temporary, the investment has been accounted for using the equity method of accounting. EAPRC owns and operates seven power generation facilities in the Philippines and one plant in China with a total generating capacity of 412 megawatts. Electric power generated by the facilities is supplied to a diversified base of customers including National Power Corporation, the Philippine state-owned utility, private distribution companies and industrial users.

     In connection with the acquisition of EAPRC, the Company entered into a short-term, fully collateralized loan agreement with a third party. Under the agreement, the Company placed $101 million in an interest bearing account with a financial institution and was loaned an equal amount. The amount on deposit can be withdrawn upon repayment of the loan. The loan's interest rate is LIBOR plus 400 basis points, which was 10.2 percent at December 31, 1999. The deposit is reflected as other current assets and the loan is reflected in accounts and notes payable in the Consolidated Balance Sheets.

  CE Generation

     In March 1999, the Company purchased a 50 percent ownership interest in CE Generation LLC. The investment of approximately $254 million is accounted for using the equity method of accounting. CE Generation LLC owns, or has ownership interests in, four natural gas-fired cogeneration projects in New

York, Pennsylvania, Texas and Arizona and eight geothermal facilities near the Imperial Valley in southern California. In addition, two additional geothermal facilities are currently under construction in southern California. Collectively, the 14 power projects will have a combined electric generating capacity of approximately 900 megawatts.

  EnCap

     In March 1999, the Company acquired EnCap for $52 million, net of cash acquired. The purchase price included $17 million in Company common stock, of which $7 million is issuable upon the occurrence of certain events. The acquisition was accounted for as a purchase, and the Company recorded $45 million in goodwill, which is being amortized over 25 years. EnCap is an institutional funds management firm specializing in financing independent oil and natural gas producers. EnCap manages three separate institutional oil and natural gas investment funds in the U.S., and serves as investment advisor to Energy Capital Investment Company PLC, a publicly traded investment company in the United Kingdom.

  Chaparral Investors

     During 1999, the Company contributed approximately $120 million of equity capital and assets to a newly formed limited liability company, Chaparral. A third-party financial investor contributed approximately $123 million on which they earn a preferred return. In connection with this transaction, Chaparral formed a wholly owned subsidiary, Mesquite. A subsidiary of the Company manages both Chaparral and Mesquite. During 1999, the Company issued a note payable of approximately $121 million to Chaparral. The note is payable on demand and carries a variable interest rate, which was 6.4 percent per annum for the fourth quarter of 1999. The Company also has a note receivable from Mesquite with a balance of approximately $262 million at December 31, 1999, which is collateralized by Chaparral's membership interest in Mesquite. This note has a variable interest rate, which was 8.3 percent for the fourth quarter of 1999, and is payable upon demand. The Company's investment in Chaparral is being accounted for using the equity method of accounting.

     In January 2000, the Company acquired an additional interest in Chaparral in exchange for a $160 million contingent interest promissory note. The maturity date of the note is the earlier of December 2019, or upon the occurrence of certain events specified in the note. The note carries a variable interest rate not to exceed 12.75 percent.

  DeepTech

     In August 1998, the Company completed its acquisition of DeepTech. The acquisition was accounted for as a purchase with a total purchase price of approximately $415 million, net of cash acquired. The Company recorded $207 million of goodwill in connection with the acquisition which is being amortized using the straight-line method over a period of 40 years. Operating results of DeepTech were included in the Company's Consolidated Statements of Income beginning on August 15, 1998. The components of the purchase price are as follows:

                                                              (IN MILLIONS)
Fair value of assets acquired...............................      $ 338
Goodwill....................................................        207
Fair value of liabilities assumed...........................       (101)
Cash acquired...............................................        (29)
                                                                  -----
          Purchase price, net of cash acquired..............        415
Affiliated receivable extinguished..........................        (77)
Issuance of common stock....................................         (2)
                                                                  -----
          Net cash consideration paid.......................      $ 336
                                                                  =====

     In accordance with the DeepTech merger agreement, the Company has guaranteed DeepTech's 12% senior notes due 2000. The following table contains summarized financial information of DeepTech. Information for the twelve months ended June 30, 1998 and 1997 is for pre-merger periods. The information as of December 31, 1999 and 1998, and for the year ended December 31, 1999, is for the post-merger period and the information for the six months ended December 31, 1998, is part post-merger and part pre-merger.

                                                                                    FOR THE TWELVE
                                                        FOR THE      FOR THE SIX     MONTHS ENDED
                                                       YEAR ENDED    MONTHS ENDED      JUNE 30,
                                                      DECEMBER 31,   DECEMBER 31,   ---------------
                                                          1999         1998(a)       1998     1997
                                                      ------------   ------------   ------   ------
                                                                      (IN MILLIONS)
Operating results data:
  Operating revenue.................................      $44            $15          $69     $120
  Operating expenses................................      $54            $25          $74     $132
  Net income (loss).................................      $(2)           $11          $(2)    $(20)

                                                               DECEMBER 31,
                                                              --------------
                                                              1999   1998(b)
                                                              ----   -------
                                                              (IN MILLIONS)
Financial position data:
  Total assets..............................................  $522    $551
  Short term debt (including current maturities of long-term
     debt)..................................................  $ 85    $ 17
  Long term debt............................................  $ --    $ 90
  Stockholder's equity......................................  $436    $444

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

     In June 1999, the Company acquired a 26 percent interest in the PPN Power Plant in Tamil Nadu, India for $37 million. Approximately $11 million was paid in June 1999, and the remaining amount will be paid in the first quarter of 2001. The project consists of a 346 megawatt combined cycle power plant which will serve as a base load facility and sell power to the state-owned Tamil Nadu Electricity Board under a thirty-year power purchase agreement. Construction began in January 1999, and operations are expected to commence in early 2001.

     In June 1999, the Company increased its effective ownership interest in El Paso Energy Partners from approximately 27 percent to approximately 35 percent by transferring a 49 percent interest in Viosca Knoll Gathering Company to El Paso Energy Partners for total consideration of approximately $80 million. Proceeds included cash of approximately $20 million with the balance in El Paso Energy Partners common units. The gain from the transaction, limited to the extent of third-party ownership in El Paso Energy Partners, is included in Other, net in the Consolidated Statements of Income.

     In 1999, Sonat Energy Services, a wholly owned subsidiary of the Company, purchased AGL's 35 percent interests in Sonat Marketing Company LP and Sonat Power Marketing LP for approximately $65 million. At December 31, 1999, the Company owned 100 percent of the two partnerships.

     In August 1999, the Company acquired a 100 percent interest in the 158 megawatt Rio Negro power plant located in Manaus, Brazil for $110 million. Electricity from the Rio Negro facility will be sold under a long-term contract to a subsidiary of the Brazilian federal electric utility, Eletronorte.

     In October 1999, the Company acquired a 25 percent interest in a 762 megawatt coal-fired power plant in the People's Republic of China. Approximately $5 million was paid in October and the remaining $63 million will be paid in the first quarter of 2001. The Meizhou Wan power plant, located in the Fujian Province, is expected to be operational in the first quarter of 2001.

     In January 1998, Sonat completed its merger with Zilkha Energy Company ("Zilkha") by exchanging approximately 24 million common shares for all of the outstanding shares of Zilkha. Zilkha was a privately owned exploration and production company. The transaction was valued at $1.3 billion. The merger was accounted for as a pooling of interests, therefore, the Consolidated Financial Statements and other financial information included in this Annual Report for periods prior to the merger include the historical financial results of Zilkha.

Pending Mergers and Acquisitions

     In January 2000, the Company announced it had entered into a definitive agreement to merge with Coastal. In the merger, each share of Coastal common stock and Class A common stock will be converted on a tax-free basis into 1.23 shares of Company common stock. Coastal's outstanding convertible preferred stock will be exchanged for Company common stock on the same basis as if the preferred stock had been converted into Coastal common stock immediately prior to the merger. The total value of the transaction is approximately $16 billion, including $6 billion of assumed debt and preferred equity, and will be accounted for as a pooling of interests. The merger is expected to close in the fourth quarter of 2000 and is subject to the approval of the stockholders of both companies and normal regulatory approvals.

     Coastal is a diversified energy holding company. It is engaged, through its subsidiaries and joint ventures, in natural gas transmission, storage, gathering, processing and marketing; natural gas and oil exploration and production; petroleum refining, marketing and distribution; chemicals; power production; and coal. Coastal owns interests in approximately 18,000 miles of natural gas pipelines extending across the midwestern and the Rocky Mountain areas of the United States and has proved reserves of 3.6 Tcfe. Coastal also has international and domestic interests in natural gas and oil producing properties, power production plants, and crude oil refining facilities.

     In January 2000, the Company entered into an agreement to purchase the natural gas and natural gas liquids businesses of PG&E Gas Transmission, Texas Corporation and PG&E Gas Transmission Teco, Inc. The total value of the transaction is $840 million, including the face amount of assumed debt of approximately $561 million. The acquisition, which is expected to close by mid-year 2000, is subject to the receipt of certain required governmental approvals and third party consents. The transaction will be accounted for as a purchase and will be included in Field Services.

     The assets being acquired consist of 8,500 miles of intrastate natural gas transmission pipelines that transport approximately 2.8 Bcf/d in the South Texas area, nine natural gas processing plants that currently process 1.5 Bcf/d, and a
7.2 Bcf natural gas storage field. The transaction also includes significant natural gas liquids pipelines and fractionation facilities.

3. MERGER-RELATED AND ASSET IMPAIRMENT CHARGES

     In 1999, the Company incurred $557 million in charges related to its merger with Sonat, as well as certain asset impairment charges. Merger-related costs include $294 million related to benefit costs associated with a change in control (as defined in certain benefit plans), retention and termination charges; $71 million for transaction costs; $28 million in costs related to conforming accounting practices and policies of El Paso and Sonat; $46 million of other merger-related charges, primarily consisting of facilities integration costs and incremental fees to retain seismic data; and merger-related asset impairment charges of $76 million related to duplicate systems and facilities identified as impaired following the merger. The Company also recorded other asset impairment charges of $42 million for lower estimated recoveries on certain regulatory assets related to SNG's pending rate case.

     For the year ended December 31, 1997, the Company incurred approximately $50 million in other merger-related charges in connection with the merger with Zilkha Energy.

4. CEILING TEST CHARGES

     Under the full cost method of accounting for natural gas and oil properties, quarterly ceiling tests are required to ensure that the carrying value of oil and gas properties is not overstated. At March 31, 1999, and at March 31, June 30, and September 30, 1998, it was determined that capitalized costs exceeded the ceiling test limits by $352 million, $40 million, $540 million and $455 million, respectively. These write-downs are included as ceiling test charges in the Consolidated Statements of Income.

5. INCOME TAXES

     The following table reflects the components of income tax expense (benefit) for the years ended December 31:

                                                             1999     1998      1997
                                                             ----     -----     ----
                                                                  (IN MILLIONS)
Current
  Federal..................................................  $(44)    $  25     $(32)
  State....................................................    (4)       (6)     (14)
  Foreign..................................................    11         5       --
                                                             ----     -----     ----
                                                              (37)       24      (46)
                                                             ----     -----     ----
Deferred
  Federal..................................................   (51)     (210)     246
  State....................................................     8        17       34
  Foreign..................................................    (1)       (1)      --
                                                             ----     -----     ----
                                                              (44)     (194)     280
                                                             ----     -----     ----
          Total tax expense (benefit)......................  $(81)    $(170)    $234
                                                             ====     =====     ====

     Tax expense (benefit) of the Company differs from the amount computed by applying the statutory federal income tax rate (35 percent) to income before taxes. The following table outlines the reasons for the differences for the periods ended December 31:

                                                              1999    1998    1997
                                                              -----   -----   ----
                                                                 (IN MILLIONS)
Tax expense (benefit) at the statutory federal rate of
  35%.......................................................  $(104)  $(158)  $232
Increase (decrease)
  State income tax, net of federal income tax benefit.......      3       7     13
  Dividend exclusion........................................    (14)     (7)    (8)
  Merger-related costs......................................     29      --     --
  Non-conventional fuel tax credits.........................     --      (7)    (7)
  Other.....................................................      5      (5)     4
                                                              -----   -----   ----
Income tax expense (benefit)................................  $ (81)  $(170)  $234
                                                              =====   =====   ====
Effective tax rate..........................................     27%     38%    35%
                                                              =====   =====   ====

     The following table reflects the components of the net deferred tax liability at December 31:

                                                               1999      1998
                                                              ------    ------
                                                               (IN MILLIONS)
Deferred tax liabilities
  Property, plant, and equipment............................  $2,377    $2,252
  Regulatory and other assets...............................     491       514
                                                              ------    ------
          Total deferred tax liability......................   2,868     2,766
                                                              ------    ------
Deferred tax assets
  U.S. net operating loss and tax credit carryovers.........     364       141
  Accrual for regulatory issues.............................     272       286
  Postretirement benefits...................................     137       132
  Other liabilities.........................................     493       567
  Valuation allowance.......................................      (6)       (5)
                                                              ------    ------
          Total deferred tax asset..........................   1,260     1,121
                                                              ------    ------
Net deferred tax liability(a)...............................  $1,608    $1,645
                                                              ======    ======

---------------

(a) As of December 31, 1999, and December 31, 1998, $4 million and $2 million, respectively, of non-current foreign deferred income taxes are included in other assets in the Consolidated Balance Sheets.

     The cumulative undistributed earnings of certain foreign subsidiaries and foreign corporate joint ventures were approximately $86 million as of December 31, 1999. Since these earnings have been or are intended to be indefinitely reinvested in foreign operations, no provision has been made for any U.S. taxes or foreign withholding taxes that may be applicable upon actual or deemed repatriation. If a distribution of such earnings were to be made, the Company might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. However, an estimate of such taxes is not practicable. For the same reasons, the Company has not provided for any U.S. taxes on the foreign currency translation adjustments recognized in comprehensive income.

     The tax benefit associated with the exercise of non-qualified stock options and the vesting of restricted stock as well as restricted stock dividends, reduced taxes payable by $13 million in 1999, $10 million in 1998 and $15 million in 1997. Such benefits are included in additional paid-in capital in the Consolidated Balance Sheets.

     As of December 31, 1999, the Company has $69 million of alternative minimum tax credit carryovers, $1 million of general business credit carryovers, $759 million of net operating loss carryovers and $81 million of capital loss carryovers. The alternative minimum tax credits carry forward indefinitely. The net operating loss carry forward periods end as follows -- approximately $9 million in the years 2000 through 2005, $16 million in 2006, $26 million in 2007, $24 million in the years 2008 through 2011, $181 million in 2012, $72 million in 2016, $22 million in 2017, $239 million in 2018 and $170 million in 2019. The carry forward period for $74 million of the capital loss ends in 2002 and the carry forward period for the remainder ends in 2003. The general business credit carry forward periods end at various times in the years 2000 through 2017. Usage of these carryovers is subject to the limitations provided under Sections 382 and 383 of the Internal Revenue Code as well as the separate return limitation year rules of IRS regulations.

     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized due to the expiration of net operating loss and tax credit carryovers. As of December 31, 1999 and 1998, approximately $4 million of the valuation allowance relates to the net operating loss carryovers of an acquired company. The remainder of the allowance relates to general business credit carryovers. With the exception of $1 million, any tax benefits subsequently recognized from the reversal of the allowance will be allocated to additional purchase cost assigned to utility plant.

     Prior to 1999, EPTPC and its subsidiaries filed a consolidated federal income tax return and El Paso and its other subsidiaries filed a separate consolidated federal income tax return. As a result of the tax-free reorganization described in Note 1, El Paso and its subsidiaries, including EPTPC and its subsidiaries, will file one consolidated federal income tax return. The subsidiaries of Sonat will be included in El Paso's consolidated return after the merger date.

     In connection with the acquisition of EPTPC by the Company, EPTPC entered into a tax sharing agreement with Newport News Shipbuilding Inc., new Tenneco Inc. and El Paso, as successor to EPNG. This tax sharing agreement provides, among other things, for the allocation among the parties of tax assets and liabilities arising prior to, as a result of, and subsequent to the distributions of new Tenneco Inc. and Newport News Shipbuilding Inc. to the shareholders of old Tenneco Inc. (now known as EPTPC). Generally, EPTPC will be liable for taxes imposed on itself. With respect to periods prior to the consummation of the distributions, in the case of federal income taxes imposed on the combined activities of old Tenneco Inc. and other members of its consolidated group prior to giving effect to the distributions, new Tenneco Inc. and Newport News Shipbuilding Inc. will be liable to EPTPC for federal income taxes attributable to their activities, and each will be allocated an agreed-upon share of estimated tax payments made by EPTPC for old Tenneco Inc. Pursuant to the tax sharing agreement, EPTPC paid new Tenneco Inc. in 1997 for the tax benefits realized from the deduction of 1996 taxable losses generated by a debt realignment in accordance with the merger.

6. EARNINGS PER SHARE

     Basic and diluted earnings per share amounts calculated in accordance with SFAS No. 128 Earnings Per Share, are presented below for the years ended December 31.

                                                                1999       1998          1997
                                                              --------   --------   ---------------
                                                              BASIC(1)   BASIC(1)   BASIC   DILUTED
                                                              --------   --------   -----   -------
                                                                    (IN MILLIONS, EXCEPT PER
                                                                      COMMON SHARE AMOUNTS)
Income (loss) before cumulative effect of accounting
  change....................................................   $ (242)    $ (306)   $ 405    $ 405
  Interest on trust preferred securities....................       --         --       --       --
                                                               ------     ------    -----    -----
  Adjusted income (loss) before cumulative effect of
     accounting change......................................     (242)      (306)     405      405
  Cumulative effect of accounting change, net of income
     taxes..................................................      (13)        --       --       --
                                                               ------     ------    -----    -----
Adjusted net income (loss)..................................   $ (255)    $ (306)   $ 405    $ 405
                                                               ======     ======    =====    =====
Average common shares outstanding...........................      228        226      224      224
Effect of diluted securities
  Restricted stock..........................................       --         --       --        1
  Stock options.............................................       --         --       --        4
  Trust preferred securities................................       --         --       --       --
                                                               ------     ------    -----    -----
Average common shares outstanding...........................      228        226      224      229
                                                               ======     ======    =====    =====
Earnings (loss) per common share
  Adjusted income (loss) before cumulative effect of
     accounting change......................................   $(1.06)    $(1.35)   $1.81    $1.77
  Cumulative effect of accounting change, net of income
     taxes..................................................    (0.06)        --       --       --
                                                               ------     ------    -----    -----
  Net income (loss).........................................   $(1.12)    $(1.35)   $1.81    $1.77
                                                               ======     ======    =====    =====

---------------

(1) The addition of potential average common shares outstanding for 1999 and 1998 would have reduced the loss per share. Therefore, the diluted loss per share has not been presented for these years.

7. FINANCIAL INSTRUMENTS AND PRICE RISK MANAGEMENT ACTIVITIES

  Fair Value of Financial Instruments

     The following disclosure of the estimated fair value of financial instruments is presented in accordance with the requirements of SFAS No. 107 and SFAS No. 119. The estimated fair value amounts have been determined by the Company using available market information and valuation methodologies.

     As of December 31, 1999, and 1998, the carrying amounts of certain financial instruments held by the Company, including cash, cash equivalents, short-term borrowings, and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments. The fair value of long-term debt with variable interest rates is the carrying value because of the variable nature of the respective debt's interest rates. The fair value of debt with fixed interest rates has been estimated based on quoted market prices for the same or similar issues. The fair value of all derivative financial instruments is the estimated amount at which management believes the instruments could be liquidated over a reasonable period of time, based on quoted market prices, current market conditions, or other estimates obtained from third-party brokers or dealers.

     The following table reflects the carrying amount and estimated fair value of the Company's financial instruments at December 31:

                                                                 1999                    1998
                                                         ---------------------   ---------------------
                                                         CARRYING                CARRYING
                                                          AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                         --------   ----------   --------   ----------
                                                                         (IN MILLIONS)
Balance sheet financial instruments:
     Long-term debt, excluding project financing.......   $5,315      $5,204      $3,705      $3,936
     Project financing debt............................       --          --         166         167
     Company obligated preferred securities of
       subsidiary......................................      325         327         325         311
Other financial instruments:
  Trading
     Futures contracts.................................   $  (24)     $  (24)     $  (10)     $  (10)
     Option contracts(1)...............................      264         264          80          80
     Swap and forward contracts........................      (65)        (65)         (6)         (6)
  Non-Trading
     Interest rate swap agreements.....................   $   --      $    4      $   --      $   (9)
     Equity swap.......................................       10          10           3           3
     Commodity option contracts........................       --          --          --           1
     Commodity swap and forward contracts..............       --         (17)         --         (21)
     Commodity futures contracts.......................       --           2          --          --

---------------

(1) Excludes transportation capacity and natural gas in storage held for trading purposes.

  Trading Commodity Activities

     The Company's merchant energy business offers integrated price risk management services to the energy sector. These services primarily relate to energy related commodities including natural gas and power products. The Company provides these services through a variety of contracts entered into for trading purposes including exchange traded futures contracts involving cash settlement, forward contracts involving cash settlements or physical delivery of an energy commodity, swap contracts, which require payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for the commodity, options and other contractual arrangements. The Company recognized gross margin of $97 million and $53 million during 1999 and 1998, respectively, from its trading activities.

     The fair value of commodity and energy related contracts entered into for trading purposes as of December 31, 1999 and 1998, and the average fair value of those instruments held during the years then ended are set forth below. At December 31, 1999 and 1998, $413 million and $118 million, respectively, of assets from price risk management activities are included in other non-current assets and $95 million and $57 million, respectively, of liabilities from price risk management activities are included in other non-current liabilities in the Consolidated Balance Sheets.

                                                                               AVERAGE FAIR
                                                                               VALUE FOR THE
                                                                                YEAR ENDED
                                                     ASSETS    LIABILITIES    DECEMBER 31,(1)
                                                     ------    -----------    ---------------
                                                                  (IN MILLIONS)
1999
Futures contracts..................................   $  2        $ (26)           $(12)
Option contracts...................................    455          (35)            184
Swap and forward contracts.........................    205         (247)             93

1998
Futures contracts..................................   $(72)       $  62            $ (9)
Option contracts...................................    224          (60)             55
Swap and forward contracts.........................    409         (415)            (14)

---------------

(1) Computed using the net asset (liability) balance at each month end.

  Notional Amounts and Terms

     The notional amounts and terms of the Company's energy commodity financial instruments at December 31, 1999, and 1998 are set forth below (natural gas volumes are in trillions of British thermal units, power volumes are in millions of megawatt hours, and liquids volumes are in millions of British thermal units):

                                                     FIXED PRICE   FIXED PRICE      MAXIMUM
                                                        PAYOR       RECEIVER     TERMS IN YEARS
                                                     -----------   -----------   --------------
1999
Energy Commodities:
  Natural gas......................................    13,613        13,045            26
  Power............................................        30            41            20
  Liquids(1).......................................       185           185             7
1998
Energy Commodities:
  Natural gas......................................    11,111        10,320            20
  Power............................................        22            28            20
  Liquids(1).......................................       201           127             5

---------------
(1) Liquids include crude oil, condensate and other petroleum based products.

     The notional amount and terms of foreign currency forward purchases and sales at December 31, 1999, were as follows:

                                                          NOTIONAL VOLUME
                                                     -------------------------      MAXIMUM
                                                         BUY          SELL       TERM IN YEARS
                                                     -----------   -----------   --------------
Foreign Currency (in millions)
  Canadian Dollars.................................      296           194              9
  British Pounds...................................       --            28              9

     Notional amounts reflect the volume of transactions but do not represent the amounts exchanged by the parties. Accordingly, notional amounts are an incomplete measure of the Company's exposure to market or credit risks. The maximum terms in years detailed above are not indicative of likely future cash flows as these positions may be offset or cashed-out in the commodity and currency markets based on the Company's risk management needs and liquidity in those markets.

     The weighted average maturity of the Company's entire portfolio of price risk management activities was approximately six years as of December 31, 1999, and two years as of December 31, 1998.

  Market and Credit Risks

     The Company serves a diverse customer group that includes independent power producers, industrial companies, gas and electric utilities, natural gas and oil producers, financial institutions and other energy marketers. This broad customer mix generates a need for a variety of financial structures, products and terms. This diversity requires the Company to manage, on a portfolio basis, the resulting market risks inherent in these transactions subject to parameters established by the Company's risk management committee. Market risks are monitored by a risk control committee operating independently from the units that create or actively manage these risk exposures to ensure compliance with the Company's stated risk management policies.

     The Company measures and adjusts the risk in its portfolio in accordance with mark-to-market and other risk management methodologies which utilize forward price curves in the energy markets to estimate the size and probability of future potential exposure.

     Credit risk relates to the risk of loss that the Company would incur as a result of non-performance by counterparties pursuant to the terms of their contractual obligations. The Company maintains credit policies with regard to its counterparties to minimize overall credit risk. These policies require an evaluation of potential counterparties' financial condition (including credit rating), collateral requirements under certain circumstances (including cash in advance, letters of credit, and guarantees), and the use of standardized agreements which allow for the netting of positive and negative exposures associated with a single counterparty. The counterparties associated with the Company's assets from price risk management activities are summarized as follows:

                                                   ASSETS FROM PRICE RISK MANAGEMENT ACTIVITIES AS OF
                                                                    DECEMBER 31, 1999
                                                   ---------------------------------------------------
                                                                               BELOW
                                                   INVESTMENT GRADE(A)    INVESTMENT GRADE    TOTAL(B)
                                                   -------------------    ----------------    --------
                                                                      (IN MILLIONS)
Energy marketers.................................         $226                  $ 1             $227
Financial institutions...........................           21                   --               21
Oil and natural gas producers....................           26                   --               26
Natural gas and electric utilities...............          251                    2              253
Industrials......................................           15                   --               15
Municipalities...................................           64                   --               64
Other............................................           76                   --               76
                                                          ----                  ---             ----
         Total assets from price risk management
           activities............................         $679                  $ 3             $682
                                                          ====                  ===             ====

                                                   ASSETS FROM PRICE RISK MANAGEMENT ACTIVITIES AS OF
                                                                    DECEMBER 31, 1998
                                                   ---------------------------------------------------
                                                                               BELOW
                                                   INVESTMENT GRADE(A)    INVESTMENT GRADE    TOTAL(B)
                                                   -------------------    ----------------    --------
                                                                      (IN MILLIONS)
Energy marketers.................................         $192                  $ 8             $200
Financial institutions...........................           33                   --               33
Oil and natural gas producers....................           77                    5               82
Natural gas and electric utilities...............          153                    7              160
Industrials......................................           35                   --               35
Other............................................           49                    2               51
                                                          ----                  ---             ----
         Total assets from price risk management
           activities............................         $539                  $22             $561
                                                          ====                  ===             ====

---------------
(a)"Investment Grade" is primarily determined using publicly available credit ratings along with consideration of collateral, which encompass standby letters of credit, parent company guarantees and property interest, including natural gas and oil reserves. Included in Investment Grade are counterparties with a minimum Standard & Poor's or Moody's rating of BBB- or Baa3, respectively, or minimum implied (through internal credit analysis) Standard & Poor's equivalent rating of BBB-.
(b)Four and two customers' exposure at December 31, 1999, and 1998, respectively comprise greater than 5 percent of assets from price risk management activities. These customers have investment grade ratings.

     This concentration of counterparties may impact the Company's overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. Based on the Company's policies, risk exposure, and reserves, the Company does not anticipate a material adverse effect on its financial position, results of operations, or cash flows as a result of counterparty nonperformance.

  Non-Trading Price Risk Management Activities

     The Company also utilizes derivative financial instruments for non-trading activities to mitigate market price risk associated with significant physical transactions. Non-trading commodity activities are accounted for using hedge accounting provided they meet hedge accounting criteria. Non-trading activities are conducted through exchange traded futures contracts, swaps and forward agreements with third parties.

     At December 31, 1999 and 1998, the Company had outstanding energy commodity futures, forwards, swaps and options for purposes other than trading. The table below represents the notional amounts and terms of these contracts at December 31, 1999 and 1998.

                                                          1999                    1998
                                                  ---------------------   ---------------------
                                                   NOTIONAL                NOTIONAL
                                                    VOLUME                  VOLUME
                                                  ----------   MAXIMUM    ----------   MAXIMUM
                                                  BUY   SELL     TERM     BUY   SELL     TERM
                                                  ---   ----   --------   ---   ----   --------
Commodity
  Natural Gas (TBtu)............................   22   548    13 years   17    103     2 years
  Power (Thousands of MWh)......................   --    --         --    39     45    4 months
  Liquids (TBtu)................................   --     1    2 years

     On January 1, 1999, Sonat Power Marketing began accounting for its power portfolio using mark to market accounting to apply the provisions of EITF 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. The impact of adopting mark to market accounting was not material to the financial position, results of operations or cash flows of the Company.

     At December 31, 1998, MPC was a party to two interest rate swap agreements which effectively converted $114 million of floating-rate debt to fixed-rate debt (see Note 9). MPC made payments to counterparties at fixed rates and in return received payments at floating rates. In October 1999, MPC terminated its interest rate swaps at a cost of approximately $5 million. Interest expense and cash requirements were $3 million higher in 1999, 1998, and 1997, respectively, as a result of these swaps.

     In August 1999, El Paso entered an interest rate swap agreement with a notional amount of $600 million and a termination date of July 2001. In the agreement, El Paso swapped the fixed interest rate on its July 1999 $600 million aggregate principal Senior Notes due 2001, for a floating three month LIBOR plus a rate margin of 14.75 basis points. The rate under the swap at December 31, 1999, was 6.19 percent. Total interest expense was approximately $1 million in 1999, as a result of this swap agreements.

     In March 1997, the Company purchased a 10.5 percent interest in CAPSA, a privately held Argentine company engaged in power generation and natural gas and oil production for approximately $57 million. In connection with this acquisition, the Company entered into an equity swap transaction associated with an additional 18.5 percent of CAPSA's then outstanding stock. Under the swap, the Company paid interest to the counterparty, on a quarterly basis, on a notional amount of $100 million at a rate of LIBOR plus 0.85 percent. In exchange, the Company receives dividends, if any, on the CAPSA stock to the extent of the counterparty's equity interest of 18.5 percent. The Company also fully participates in the market appreciation or depreciation of the underlying investment whereby the Company will realize appreciation or fund any depreciation attributable to the actual sale of the stock upon termination or expiration of the swap transaction. The initial term of the swap was two years, and in February 1999, the contract was extended for an additional two and one-half years on a notional amount of $103 million and interest rate of LIBOR plus 1.75 percent. Upon maturity or termination of the swap, the Company has a right of first refusal to purchase the counterparty's

18.5 percent investment in CAPSA common stock at the fair value of the stock at that date or at a later date at a price offered by a good faith buyer. This transaction is recorded using mark-to-market accounting.

     The Company also faces credit risk with respect to its non-trading activities, and takes similar measures as in its trading activities to mitigate this risk. Based upon the Company's policies and risk exposure, the Company does not anticipate a material effect on its financial position, results of operations or cash flows resulting from counterparty non-performance.

8. PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consisted of the following at December 31:

                                                               1999       1998
                                                              -------    -------
                                                                (IN MILLIONS)
Property, plant, and equipment, at cost
  Natural Gas Transmission..................................  $ 8,121    $ 7,776
  Merchant Energy...........................................      199         98
  International.............................................      316        162
  Field Services............................................    1,221      1,180
  Production................................................    5,415      5,569
  Corporate and Other.......................................      196        173
                                                              -------    -------
                                                               15,468     14,958
Less accumulated depreciation and depletion.................    7,656      7,353
                                                              -------    -------
                                                                7,812      7,605
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................    2,449      2,481
                                                              -------    -------
Total property, plant, and equipment, net...................  $10,261    $10,086
                                                              =======    =======

9. DEBT AND OTHER CREDIT FACILITIES

     The average interest rate of short-term borrowings was 6.6% and 5.9% at December 31, 1999 and 1998, respectively. The Company had the following short-term borrowings, including current maturities of long-term debt, at December 31:

                                                               1999       1998
                                                              ------     ------
                                                                (IN MILLIONS)
Revolving credit facility...................................  $   --     $  350
Commercial paper............................................   1,217      1,037
Other credit facilities.....................................      35         84
Current maturities of long-term debt........................      92        179
                                                              ------     ------
                                                              $1,344     $1,650
                                                              ======     ======

     Long-term debt outstanding consisted of the following at December 31:

                                                               1999      1998
                                                              ------    ------
                                                                  (IN)MILLIONS
Long-term debt
  El Paso Energy Corporation
     Senior notes, 6.625% through 6.75%, due 2000 through
      2009..................................................  $1,100    $    4
     Notes, 6.625% through 9.5%, due 1999 through 2018......   1,200       700
     Variable rate senior note due 2001, average interest
      for 1999 of 6.35%.....................................     100        --
  EPTPC
     Notes, 7.25% through 10%, due 2008 through 2025........      51        51
     Debentures, 6.5% through 10.375%, due 1999 through
      2005..................................................      42        45
  TGP
     Debentures, 6% through 7.75%, due 2011 through 2037....   1,386     1,386
  EPNG
     Notes, 6.75% through 9.45%, due 1999 through 2003......     415       463
     Debentures, 7.5% and 8.625%, due 2022 and 2026.........     460       460
  SNG
     Notes, 6.125% through 8.875%, due 2001 through 2008....     500       500
  EPEC Corporation
     Note, 9.625%, due 2001.................................      13        13
  DeepTech
     Senior note, 12%, due 2000.............................      82        82
     Subordinate note, 11%, due 2000........................      --        15
  Bear Creek
     Senior secured notes 8.16% and 11.39%, due 1999........      --        49
  MPC
     Variable rate project financing loan, due 1999 through
      2007, average interest rate 7.8% for 1999 and 9.7% for
      1998..................................................      --       117
  Other.....................................................       4        11
                                                              ------    ------
                                                               5,353     3,896
  Less: Unamortized discount................................      38        25
        Current maturities..................................      92       179
                                                              ------    ------
  Long-term debt, less current maturities...................  $5,223    $3,692
                                                              ======    ======

     The following are aggregate maturities of the principal amounts of long-term debt for the next 5 years and in total thereafter:

                                                              (IN MILLIONS)
                                                              -------------
2000........................................................     $   92
2001........................................................        938
2002........................................................        427
2003........................................................        200
2004........................................................         --
Thereafter..................................................      3,696
                                                                 ------
          Total long-term debt, including current
           maturities.......................................     $5,353
                                                                 ======

  Other Financing Arrangements

     El Paso has both a $1,250 million 364-day and a $750 million five-year revolving credit facility (collectively the "Revolving Credit Facility"). The $1,250 million 364-day renewable revolving credit and competitive advance facility was established in August 1999 and replaced El Paso's 1998, $750 million 364-day renewable revolving credit and competitive advance facility. The $750 million five-year revolving credit and competitive advance facility was established in October 1997. EPNG and TGP are designated borrowers under the Revolving Credit Facility. The rate for the Revolving Credit Facility varies based on El Paso's unsecured debt rating. As of December 31, 1999, the interest rate for borrowing under the Revolving

Credit Facility was equal to LIBOR plus 50 basis points, and no amounts were outstanding. The available credit under the Revolving Credit Facility is expected to be used for general corporate purposes including, but not limited to, backstopping TGP's and EPNG's combined $2 billion commercial paper program.

     The availability of borrowings under the Company's credit agreements is subject to specified conditions, which management believes the Company currently meets. These conditions include compliance with the financial covenants and ratios required by such agreements, absence of default under such agreements, and continued accuracy of the representations and warranties contained in such agreements (including the absence of any material adverse changes in the Company). All of the Company's senior debt issues have been given investment grade ratings by Standard & Poor's and Moody's.

     In September 1998, TGP filed a shelf registration permitting it to offer up to $600 million of debt securities. In October 1998, TGP issued $400 million aggregate principal amount of 7% debentures due 2028. After this issuance, TGP has $200 million of capacity remaining under its shelf registration.

     SNG has a shelf registration which provides for the issuance of up to $500 million in debt securities. In 1998, SNG issued $100 million aggregate principal amount of 6.625% notes due 2008. As a result, SNG has $400 million of capacity remaining under its shelf registration.

     In May 1999, El Paso issued $500 million aggregate principal amount of 6.75% Senior Notes due 2009. Proceeds of approximately $496 million, net of issuance costs, were used to repay short-term debt and for other corporate purposes.

     In 1999, the Company received net proceeds of $960 million from a third-party investor as a result of the sale of a preferred interest in Trinity River Associates, L.L.C., a consolidated joint venture in which the Company has a 20 percent interest. The proceeds were used to repay short-term debt and for other corporate purposes.

     In July 1999, El Paso issued $600 million aggregate principal amount of 6.625% Senior Notes due 2001 and $100 million aggregate principal amount of floating rate Senior Notes due 2001. Proceeds of approximately $697 million, net of issuance costs, were used to repay short-term borrowings and for other corporate purposes. Also in July, Sonat issued $600 million aggregate principal amount of 7.625% Notes due 2011. Proceeds of approximately $590 million, net of issuance cost, were used to repay short-term borrowings.

     In August 1999, El Paso filed a shelf registration statement pursuant to which it may offer up to $900 million (including $65 million transferred from prior shelf registrations) of common or preferred equity, various forms of debt securities (including convertible debt securities), and trust preferred securities. These securities may be issued from time to time as determined by market conditions. In December 1999, El Paso modified this registration to allow up to $600 million of the $900 million to be used for the issuance of medium-term notes. At December 31, 1999, no securities have been issued under this shelf registration.

     In 1999, El Paso received proceeds of approximately $121 million from the issuance of demand notes payable to Chaparral Investors, L.L.C. The notes are due on demand and have a variable rate of LIBOR plus 75 basis points.

     In January 2000, El Paso established and borrowed under a $250 million non-committed line of credit with a financial institution.

     In November 1999, Bear Creek Capital Corporation retired its 8.16% Series A Note and its 11.39% Series B Note with an aggregate principal amount of $42 million, and EPTPC retired its 8% notes with an aggregate principal of $3 million. In February 1999, DeepTech retired its 11% senior promissory note due 2000 in the amount of $16 million and in September 1999, EPNG retired its outstanding 9.45% note with a principal amount of $47 million. In August 1999, Sonat retired its outstanding 9.5% note with a principal amount of $100 million. In October 1999, MPC retired its variable rate non-recourse project financing with a principal amount of $107 million. Concurrently, MPC also terminated its associated interest rate swap at a cost of approximately $5 million.

10. COMMITMENTS AND CONTINGENCIES

  International Project Contingencies

     International is subject to various claims that arise in the ordinary course of its project activities. These claims include, among other things, those relating to project delays, contractual disputes and/or the adverse impact of uncertainties and risks related to unstable currencies or governments that arise in the countries where International conducts business. International attempts to mitigate its risks through the use of indemnification clauses, private and public insurance, denominating transactions in United States dollars, where possible, and other activities it deems necessary. Where losses are both probable and estimable, International establishes reserves. However, despite International's efforts to mitigate its risks and establish appropriate reserves, unreserved losses can occur. While management cannot predict with certainty the final outcome of its currently pending issues and matters, it believes, based on experience to date and after considering reserves that have been established, that the resolution of currently pending issues and matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     The Company has a non-controlling interest in a project in Senkang, South Sulawesi, Indonesia with a total investment of approximately $28 million. Throughout 1999, the project faced difficulties stemming from Indonesia's weak economy and the devaluation of its currency. Currently, the project is operating under an interim agreement while the Company negotiates long-term resolutions to existing and past contract terms. The Company carries political risk insurance coverage for the Indonesian project. Furthermore, all project debt is non-recourse to the Company. The Company believes that the current economic difficulties in Indonesia will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

  Capital Commitments

     At December 31, 1999, the Company had capital and investment commitments of $497 million. The Company's other planned capital and investment projects are discretionary in nature, with no substantial capital commitments made in advance of the actual expenditures.

  Purchase Obligations

     In connection with the financing commitments of certain joint ventures, TGP has entered into unconditional purchase obligations for products and services totaling $56 million at December 31, 1999. TGP's annual obligations under these agreements are $21 million for 2000, $11 million for the year 2001, $4 million for the years 2002, 2003 and 2004, and $12 million in total thereafter. Excluded from these amounts is TGP's obligation to purchase 30 percent of the output of the Great Plains coal gasification project's original design capacity through July 2009. In January 1997, TGP settled this contract as part of its GSR negotiations, recorded the related liability, and purchased an annuity for $42 million to fund the expected remaining monthly demand requirements of the contract which continue through January 2004.

  Operating Leases

     The Company leases certain property, facilities and equipment under various operating leases. In 1995, El Paso New Chaco Company ("EPNC") entered into an unconditional lease for the Chaco Plant. The lease term expires in 2002, at which time EPNC has an option, and an obligation upon the occurrence of certain events, to purchase the plant for a price sufficient to pay the amount of the $77 million construction financing, plus interest and certain expenses. If EPNC does not purchase the plant at the end of the lease term, it has an obligation to pay a residual guaranty amount equal to approximately 87 percent of the amount financed, plus interest. The Company unconditionally guaranteed all obligations of EPNC under this lease.

     Minimum annual rental commitments at December 31, 1999, were as follows:

                        YEAR ENDING
                        DECEMBER 31,                          OPERATING LEASES
------------------------------------------------------------  ----------------
                                                              (IN MILLIONS)
   2000.....................................................        $ 27
   2001.....................................................          27
   2002.....................................................          21
   2003.....................................................          20
   2004.....................................................          20
   Thereafter...............................................          88
                                                                    ----
          Total.............................................        $203
                                                                    ====

     Aggregate minimum commitments have not been reduced by minimum sublease rentals of approximately $15 million due in the future under noncancelable subleases.

     Rental expense for operating leases for the years ended December 31, 1999, 1998, and 1997 was $37 million, $39 million, and $33 million, respectively.

  Guarantees

     At December 31, 1999, the Company had parental guarantees of approximately $995 million in connection with its international development activities and various other projects. The Company also had outstanding letters of credit of approximately $170 million at December 31, 1999.

  Rates and Regulatory Matters

     The Company's interstate natural gas pipeline companies are subject to the regulatory jurisdiction of the FERC with respect to rates, terms and conditions of service, accounts and records, the addition of facilities, the abandonment of services and facilities, the curtailment of gas deliveries and other matters. The interstate natural gas pipelines have various pending regulatory proceedings including, but not limited to, issues relating to SNG's August 1999 rate case filing, EPNG's June 1995 rate case filing and TGP's December 1996 rate case filing. As rate and regulatory matters are fully and unconditionally resolved, the Company may either recognize an additional refund obligation or a non-cash benefit to finalize previously estimated liabilities.

     Each of the Company's pipeline systems has contracts covering a portion of their firm transportation capacity which have various terms of maturity. Additionally, each of these systems operate in different markets and regions with different competitive and regulatory pressures which can impact the ability of these systems to renegotiate and renew existing contracts, or enter into new long-term firm transportation commitments. At December 31, 1999, TGP has contracts representing 20 percent of its firm transportation capacity expiring by November 2000. SNG has 43 percent of its firm transportation capacity due to expire primarily in 2003. EPNG has a portion of its capacity subscribed under shorter-term contracts primarily through 2001. Each of the Company's systems has aggressively pursued the renegotiation and renewal of its expiring contracts, and the sale of excess capacity under firm transportation arrangements, and has made progress in its efforts. However, it is uncertain if future contracts will be on terms as favorable to the Company as those that exist currently. Furthermore, new and renewed contracts can be disputed by customers and other groups, and there is no certainty that regulators or other jurisdictional bodies will not intercede in the re-contracting process and alter the ultimate outcome of these efforts.

     All of EPNG's customers, except Edison participate in risk sharing provisions under EPNG's rate case settlement. Under these provisions, EPNG received and continues to receive cash payments for the risk it assumed from certain capacity relinquishments by its customers at the end of 1997. The cash received is deferred, and EPNG recognizes this deferral in revenues ratably over the risk sharing period. As of December 31, 1999, the Company had unearned risk sharing revenues of approximately $127 million and had $54 million remaining to be collected from customers under this provision. If EPNG remarkets its relinquished capacity to customers above certain dollar levels specified in the risk sharing agreement, it may be obligated to refund the excess to customers. For the year ended December 31, 1999, EPNG refunded approximately $8 million to customers under this provision, and has accrued approximately $7 million for refunds to be made in 2000. The risk sharing provisions of the rate settlement extend through 2003, at which time EPNG will be at risk for all unsubscribed, excess capacity on its system.

     In July 1998, FERC issued a Notice of Proposed Rulemaking ("NOPR") in which it sought comments on a wide range of initiatives to change the manner in which short-term (less than one year) transportation markets are regulated. On February 9, 2000, the FERC issued a final ruling in response to the NOPR. Among other things, the rule (i) allows pipelines to file to implement peak and off-peak rates; (ii) removes the price cap for released capacity; (iii) requires pipelines to make changes to its tariffs regarding customer imbalances, penalties and pipeline operations; and (iv) increases the amount and type of information that pipelines must make available to the FERC and its customers.

     While management cannot predict with certainty the final outcome, or timing, of the final resolution of rates and regulatory matters, the outcome of its current re-contracting and capacity subscription efforts, or the outcome of industry trends and initiatives, management believes, based upon its experience to date and after considering appropriate reserves that have been established, that the ultimate resolution of these pending rate and regulatory matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

  Legal Proceedings

     In November 1993, TransAmerican Natural Gas Corporation ("TransAmerican") filed a complaint in a Texas state court which, as amended, seeks approximately $7.5 billion in actual and punitive damages related to a 1990 settlement agreement between EPNG, TransAmerican, and others. TransAmerican's complaint, as amended, advanced ten causes of action against defendants, which include EPNG, Coastal, entities related to both of them, and certain of their present and former officers and directors. As a result of orders by the court on various motions for summary judgment made on behalf of EPNG, its affiliated entities and its present and former officers and directors, six causes of action have been dismissed in their entirety and one has been partially dismissed. The partially dismissed claim alleges fraud, and the other claims that remain pending allege breach of contract, bad faith and violation of the Texas Antitrust Act. With respect to the fraud claim, the court dismissed TransAmerican's claim that it was fraudulently induced to enter into the settlement transaction, but refused to dismiss the remainder of the fraud claim, in which TransAmerican alleges misrepresentations in the settlement documents. Motions for summary judgment on TransAmerican's other remaining claims are expected to be heard and decided by the court prior to the current trial setting of April 24, 2000. Additionally, EPNG has filed a breach of contract counterclaim against TransAmerican seeking to recover EPNG's expenses incurred in connection with the lawsuit. TransAmerican's motion for summary judgment on this counterclaim was denied by the court. In April 1996, a former employee of TransAmerican filed a related case in Harris County, Texas, Vickroy E. Stone v. Godwin & Carlton, P.C., et al. ("Stone"), seeking other damages in unspecified amounts related to litigation consulting work allegedly performed for various entities, including EPNG, in cases involving TransAmerican. In June 1998, the court granted EPNG's motion for summary judgment and dismissed all claims in the Stone litigation. Stone has appealed the court's ruling to the Texas Court of Appeals in Houston, Texas. Based on information available at this time, management believes that the claims asserted against it in both cases have no factual or legal basis.

     In February 1998, the United States and the State of Texas filed in a United States District Court a Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") cost recovery action against fourteen companies including the Company and certain of its affiliated companies relating to the Sikes Disposal Pits Superfund Site ("Sikes") located in Harris County, Texas. The suit claims that the United States and the State of Texas have expended over $125 million in remediating Sikes, and seeks to recover that amount plus interest from all defendants to the suit. Although factual investigation relating to Sikes is in the preliminary stages, the Company believes that the amount of material, if any, disposed at Sikes by the Company was small, possibly de minimis. However, the plaintiffs have alleged that the defendants are each jointly and severally liable for the entire remediation costs and have also sought a declaration of liability for future response costs such as groundwater monitoring.

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

     A number of subsidiaries of El Paso, both wholly and partially owned, have been named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, the complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Indian lands, thereby depriving the United States Government of royalties. The Company believes the complaint to be without merit.

     A number of subsidiaries of El Paso, both wholly and partially owned, have been named defendants in a class action suit, Quinque Operating Company v. Gas Pipelines. The Plaintiff alleges that the defendants have mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. This suit is similar to the action brought by Jack Grynberg on behalf of the United States Government. The Company believes the complaint to be without merit.

     The Company is also a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of its business.

     While the outcome of the matters discussed above cannot be predicted with certainty, management currently does not expect the ultimate resolution of these matters to have a material adverse effect on the Company's financial position, its results of operations, or cash flows.

  Environmental

     The Company is subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require the Company to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of December 31, 1999, the Company had a reserve of approximately $245 million for expected remediation costs, including approximately $233 million for associated onsite, offsite and groundwater technical studies, and approximately $12 million for other costs which the Company anticipates incurring through 2027.

     In addition, the Company estimates that its subsidiaries will make capital expenditures for environmental matters of approximately $3 million in 2000. Capital expenditures are estimated to total approximately $103 million in the aggregate for the years 2001 through 2007. These expenditures primarily relate to compliance with air regulations and, to a lesser extent, control of water discharges.

     Since 1988, TGP has been engaged in an internal project to identify and deal with the presence of PCBs and other substances of concern, including substances on the EPA List of Hazardous Substances, at compressor stations and other facilities operated by both its interstate and intrastate natural gas pipeline systems. While conducting this project, TGP has been in frequent contact with federal and state regulatory agencies, both through informal negotiation and formal entry of consent orders, to ensure that its efforts meet regulatory requirements.

     In May 1995, following negotiations with its customers, TGP filed with FERC a separate Stipulation and Agreement (the "Environmental Stipulation") that established a mechanism for recovering a substantial portion of the environmental costs identified in the internal project. The Environmental Stipulation was effective July 1, 1995, and as of December 31, 1999, all amounts have been collected thereunder. Refunds may be required to the extent actual eligible expenditures are less than amounts collected.

     The Company and certain of its subsidiaries have been designated, have received notice that they could be designated, or have been asked for information to determine whether they could be designated as a PRP with respect to 33 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or state equivalents. The Company has sought to resolve its liability as a PRP with respect to these Superfund sites through indemnification by third parties and/or settlements which provide for payment of the Company's allocable share of remediation costs. As of December 31, 1999, the Company has estimated its share of the remediation costs at these sites to be between $76 million and $94 million and has provided reserves that it believes are adequate for such costs. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases the Company has asserted a defense to any liability, the Company's estimate of its share of remediation costs could change. Moreover, liability under the federal Superfund statute is joint and several, meaning that the Company could be required to pay in excess of its pro rata share of remediation costs. The Company's understanding of the financial strength of other PRPs has been considered, where appropriate, in its determination of its estimated liability as described herein. The Company presently believes that the costs associated with the current status of such entities as PRPs at the Superfund sites referenced above will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

     The Company has initiated proceedings against its historic liability insurers seeking payment or reimbursement of costs and liabilities associated with environmental matters. In these proceedings, the Company contends that certain environmental costs and liabilities associated with various entities or sites, including costs associated with former operating sites, must be paid or reimbursed by certain of its historic insurers. The proceedings are in the discovery stage, and it is not yet possible to predict the outcome of this matter.

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

11. RETIREMENT BENEFITS

  Pension Benefits

     Prior to January 1, 1997, the Company maintained a defined benefit pension plan covering substantially all employees of EPNG and EPFS. Pension benefits were based on years of credited service and final five year average compensation, subject to maximum limitations as defined in the pension plan.

     Effective January 1, 1997, the plan was amended to provide benefits determined by a cash balance formula and to include employees added as a result of the merger of El Paso with EPTPC and other acquisitions prior to 1997. Employees who were pension plan participants on December 31, 1996, receive the greater of cash balance benefits or prior plan benefits accrued through December 31, 2001.

     Following the merger with Sonat, the Company offered an early retirement incentive program to Sonat employees who were at least 50 years of age with 10 years of service as of December 31, 1999, and who terminate employment by June 30, 2000. Total charges as a result of the early retirement program were approximately $8 million.

     Effective January 1, 2000, the Sonat pension plans were merged into the Company pension plans. Sonat employees who were participants in the Sonat pension plan on the Sonat merger effective date receive the greater of cash balance benefits or the Sonat plan benefits accrued through December 31, 2004.

  Other Postretirement Benefits

     The Company provides postretirement medical benefits for certain closed groups of retired employees of EPNG, EPTPC and Sonat, and limited postretirement life insurance benefits for current and retired employees. Other postretirement employee benefits ("OPEB") are prefunded to the extent such costs are recoverable through rates. To the extent actual OPEB costs for TGP, EPNG, or SNG differ from the amounts recovered in rates, a regulatory asset or liability is recorded.

     Under the Company's early retirement incentive program for Sonat employees, participating eligible employees were allowed to keep postretirement medical and life benefits commencing at the later of age 55 or retirement. Total charges associated with this incentive program and the elimination of retiree benefits for future retirees were $29 million and were accrued as of December 31, 1999. Medical benefits for this closed group of retirees may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs. The Company has reserved the right to change these benefits.

     The following table sets forth the change in benefit obligation, change in plan assets, reconciliation of funded status, and components of net periodic benefit cost for pension benefits and other postretirement benefits. In 1998, the Company changed the measurement date for measuring its pension and OPEB obligations from December 31 to September 30. This measurement date was also assumed for Sonat Plan results included herein.

                                                                                  POSTRETIREMENT
                                                              PENSION BENEFITS       BENEFITS
                                                              -----------------   ---------------
                                                               1999      1998      1999     1998
                                                              -------   -------   ------   ------
                                                                         (IN MILLIONS)
Change in benefit obligation
  Benefit obligation at beginning of period.................  $  953    $  907    $ 494    $ 500
  Service cost..............................................      21        22        2        2
  Interest cost.............................................      57        64       33       33
  Participant contributions.................................      --        --        8        5
  Plan amendments...........................................     (18)       --      (13)     (25)
  Settlements, curtailments and special termination
     benefits...............................................       3        (2)       6       --
  Actuarial (gain) or loss..................................     (92)       24       24       31
  Benefits paid.............................................     (65)      (62)     (65)     (52)
                                                              ------    ------    -----    -----
  Benefit obligation at end of period.......................  $  859    $  953    $ 489    $ 494
                                                              ======    ======    =====    =====
Change in plan assets
  Fair value of plan assets at beginning of period..........  $1,126    $1,098    $ 112    $  94
  Actual return on plan assets..............................      90        83        9        9
  Employer contributions....................................       7         7       62       56
  Participant contributions.................................      --        --        8        5
  Benefits paid.............................................     (65)      (62)     (65)     (52)
                                                              ------    ------    -----    -----
  Fair value of plan assets at end of period................  $1,158    $1,126    $ 126    $ 112
                                                              ======    ======    =====    =====

                                                                                  POSTRETIREMENT
                                                              PENSION BENEFITS       BENEFITS
                                                              -----------------   ---------------
                                                               1999      1998      1999     1998
                                                              -------   -------   ------   ------
                                                                         (IN MILLIONS)
Reconciliation of funded status
  Funded status at end of period............................  $  299    $  174    $(363)   $(382)
  Fourth quarter contributions and income...................      31         5       15       15
  Unrecognized net actuarial (gain) or loss.................    (246)     (137)      (3)     (33)
  Unrecognized net transition obligation....................      --        (1)      46       97
  Unrecognized prior service cost...........................     (46)      (30)     (11)     (10)
                                                              ------    ------    -----    -----
  Prepaid (accrued) benefit cost at December 31,............  $   38    $   11    $(316)   $(313)
                                                              ======    ======    =====    =====

     Included in the pension benefits information are certain plans in which the projected benefit obligation and accumulated benefit obligation for pension plans with accumulated benefit obligations in excess of plan assets were $57 million and $53 million as of December 31, 1999, and $51 million and $34 million as of December 31, 1998, respectively.

     The current liability portion of the postretirement benefits was $46 million as of December 31, 1999 and 1998. Benefit obligations are based upon certain actuarial estimates as described below.

                                                                              POSTRETIREMENT
                                                       PENSION BENEFITS          BENEFITS
                                                      -------------------   ------------------
                                                              YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                      1999    1998   1997   1999   1998   1997
                                                      -----   ----   ----   ----   ----   ----
                                                                   (IN MILLIONS)
Benefit cost for the plans includes the following
  components
  Service cost......................................  $  23   $ 22   $ 20   $ 2    $ 2    $ 2
  Interest cost.....................................     65     64     64    33     33     37
  Expected return on plan assets....................   (104)   (96)   (83)   (8)    (6)    (5)
  Amortization of net actuarial gain................     (2)    (2)    (2)   (1)    (2)    (5)
  Amortization of transition obligation.............      2     --     --    10     11     12
  Amortization of prior service cost................     (2)    (2)    (2)   (1)    (1)    --
  Settlements, curtailment, and special termination
     benefits expense...............................      1     (1)    --    29      6      2
                                                      -----   ----   ----   ---    ---    ---
  Net benefit cost..................................  $ (17)  $(15)  $ (3)  $64    $43    $43
                                                      =====   ====   ====   ===    ===    ===

                                                                                 POSTRETIREMENT
                                                              PENSION BENEFITS      BENEFITS
                                                              ----------------   --------------
                                                              1999    1998(1)    1999   1998(1)
                                                              -----   --------   ----   -------
Weighted average assumptions
  Discount rate.............................................  7.50%    6.86%     7.50%  6.79%
  Expected return on plan assets............................  9.98%    9.94%     7.50%  8.81%
  Rate of compensation increase.............................  4.64%    4.72%       --      --

---------------

(1) Reflects weighted average of El Paso and Sonat plan assumptions.

     Actuarial estimates for the Company's postretirement benefits plans assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 10 percent through 2000, gradually decreasing to 6 percent by the year 2008. In 1998, Sonat assumed a health cost trend rate of 4.5 percent for all years. Assumed health care cost trends have a significant effect on the amounts reported for other postretirement benefit plans. A one-percentage point change from assumed health care cost trend rates would have the following effects:

                                                              1999     1998
                                                              -----    -----
                                                              (IN MILLIONS)
One Percentage Point Increase
  Aggregate of Service Cost and Interest Cost...............  $  2     $  2
  Accumulated Postretirement Benefit Obligation.............  $ 23     $ 19
One Percentage Point Decrease
  Aggregate of Service Cost and Interest Cost...............  $ (2)    $ (2)
  Accumulated Postretirement Benefit Obligation.............  $(21)    $(17)

  Retirement Savings Plan

     The Company maintains a defined contribution plan covering all employees of the Company. The Company matches 75 percent of participant basic contributions of up to 6 percent, with the matching contribution being made in Company stock. Prior to the merger, Sonat matched 100 percent of participant basic contributions of up to 6 percent. Amounts expensed under the plan were approximately $16 million, $16 million and $11 million for the years ended December 31, 1999, 1998, and 1997, respectively.

12. TRUST PREFERRED SECURITIES

     In March 1998, El Paso Energy Capital Trust I (the "Trust") issued 6.5 million of 4 3/4% trust convertible preferred securities (the "Trust Preferred Securities") for $325 million ($317 million, net of issuance costs). In addition, the Trust issued approximately $10 million of trust convertible common securities to EPNG. The net proceeds were used by EPNG to pay down commercial paper. The Trust exists for the sole purpose of issuing Trust Preferred Securities and investing the proceeds in 4 3/4% convertible subordinated debentures due 2028 (the "Trust Debentures") of EPNG, the Trust's sole asset. EPNG executed a full and unconditional subordinated guarantee of the Trust Preferred Securities.

     As a result of the holding company reorganization discussed in Note 1, El Paso assumed ownership of the Trust, as well as the obligations of the Trust Debentures, and the guarantee of the Trust's obligations under the Trust Preferred Securities. The results of the Trust are consolidated with those of the Company and, therefore, the Trust Debentures are eliminated and the Trust Preferred Securities are reflected as company-obligated mandatorily redeemable convertible preferred securities of El Paso Energy Capital Trust I in the Consolidated Balance Sheets. Distributions paid on Trust Preferred Securities are included as Minority interest in the Consolidated Statements of Income.

     The Trust Preferred Securities are non-voting (except in limited circumstances), pay quarterly distributions at an annual rate of 4 3/4%, carry a liquidation value of $50 per security plus accrued and unpaid distributions and are convertible into the Company's common shares at any time prior to the close of business on March 31, 2028, at the option of the holder at a rate of 1.2022 common shares for each Trust Preferred Security (equivalent to a conversion price of $41.59 per common share), subject to adjustment in certain circumstances.

13. MINORITY INTEREST

  Trinity River

     During 1999, the Company formed Sabine River Investors, L.L.C. ("Sabine"), a wholly owned limited liability company, and other separate legal entities, for the purpose of generating funds to invest in capital projects and other assets. Through its ownership in Sabine, the Company contributed $250 million of equity capital to Trinity River Associates, L.L.C. ("Trinity"), in exchange for a managing member interest in Trinity. A third-party investor contributed $980 million of equity capital to Trinity for a non-controlling, preferred interest. The third-party investor is entitled to an adjustable preferred return derived from Trinity's net income. As of December 31, 1999, the minority interest expense recorded in the Consolidated Statements of Income is $21 million. Proceeds from the equity contributions were used by Trinity to invest in a note receivable from Sabine collateralized by certain assets of the Company. The Company has the option to acquire the third-party investor's interest in Trinity at any time prior to June 2004. If the Company does not exercise this option, and if the Company and the third-party investor do not agree to extend the terms of their agreement, Trinity's note receivable from Sabine will mature and a portion of the proceeds therefrom will be used by Trinity to redeem the third-party investor's interest in Trinity. The assets, liabilities and operations of Sabine, Trinity and other entities involved in this transaction are included in the Company's consolidated financial statements. The third-party investor's interest is included as Minority interest in the Consolidated Balance Sheets.

  Preferred Stock of Subsidiary

     In November 1996, EPTPC issued 6 million shares of 8.25% cumulative preferred stock with a par value of $50 per share for $296 million (net of issuance costs). The preferred stock is redeemable, at the option of EPTPC, after December 31, 2001, at a redemption price equal to $50 per share, plus dividends accrued and unpaid up to the date of redemption. During 1999, 1998, and 1997, dividends of approximately $25 million, were paid each year on the preferred stock. This preferred stock is included as Minority interest to the Consolidated Balance Sheets.

14. CAPITAL STOCK

     In June 1999, the stockholders of El Paso approved an amendment to El Paso's Restated Certificate of Incorporation to authorize the issuance of up to 750 million shares of common stock and 50 million shares of preferred stock.

  Common Stock

     In October 1999, approximately 110 million shares of Company common stock were issued in connection with the acquisition of Sonat. Such shares were valued at approximately $4.5 billion. In March 1999, approximately .3 million shares of Company common stock valued at approximately $10 million were issued in connection with the acquisition of EnCap.

     In October 1997, approximately .8 million shares of Company common stock, valued at approximately $21 million, were issued in connection with the acquisition of Gulf States Gas Pipeline Company. In February 1997, approximately 6 million shares of Company common stock, valued at approximately $152 million, were issued in a public offering registered under the Securities Act of 1933, as amended.

  Treasury Stock

     From time to time, the Board has authorized the repurchase of El Paso's outstanding shares of common stock to be used in connection with El Paso employee stock-based compensation plans and for other corporate purposes. During 1998, the Company repurchased approximately 1,052,000 common shares at a weighted average cost of approximately $36 per share. In July 1999, the Company rescinded its common stock repurchase program in order to comply with the requirements to treat its merger with Sonat as a pooling of interests under generally accepted accounting principles. The program originally authorized El Paso to repurchase up to 10 million shares. As of December 31, 1999, and 1998, El Paso held 8,947,565 and 5,494,772 shares of treasury stock, respectively. Included in the balance at December 31, 1999, were 5,845,269 shares of treasury stock used to secure benefits under certain of the Company's benefit plans which are subject to certain restrictions.

  Stock Dividend

     In January 1998, the Board declared a two-for-one stock split in the form of a 100 percent stock dividend (on a per share basis). The stock dividend of an aggregate of 60,944,417 shares of common stock was paid on April 1, 1998 to stockholders of record on March 13, 1998. All presentations herein are made on a post-split basis.

  Other

     El Paso has 50,000,000 shares of authorized preferred stock, par value $0.01 per share, none of which have been issued, but of which 7,500,000 shares have been designated as Series A Junior Participating Preferred Stock and reserved for issuance pursuant to the Company's preferred stock purchase rights plan.

15. STOCK-BASED COMPENSATION

     During 1999, 1998, and 1997 the Company granted stock options under various stock option plans (the "Plans"). The Company applies Accounting Principles Board Opinion No. 25 and its related Interpretations in accounting for these Plans. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation which, if fully adopted, changes the methods companies use in determining expense related to their stock option plans. Adoption of the expense recognition provisions of SFAS No. 123 was optional and the Company elected not to apply its provisions. However, pro forma disclosures as if the Company had adopted the expense recognition provisions of SFAS No. 123 are presented below.

     Under the Company's existing stock option plans, the Company is authorized to issue shares of common stock to employees and non-employee directors pursuant to awards granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code), non-qualified stock options, restricted stock, stock appreciation rights ("SARs"), phantom stock options, and performance units.

  Non-qualified Stock Options

     The Company granted non-qualified stock options in 1999, 1998, and 1997 under its stock option plans. The stock options granted during these periods have contractual terms of 10 years and generally vest after completion of one to five years of continuous employment from the grant date. Options are also granted to non-employee members of the Board at fair market value on the date of grant and are exercisable immediately. Under the terms of certain plans, El Paso may grant SARs to certain holders of stock options. SARs are subject to the same terms and conditions as the related stock options. As of December 31, 1999, 44,710 SARs were outstanding which have been included in stock options as part of tandem awards. The stock option holder who has been granted tandem SARs can elect to exercise either an option or a SAR. SARs entitle an option holder to receive a payment equal to the difference between the option price and the fair market value of the common stock of El Paso at the date of exercise of the SAR. To the extent a SAR is exercised, the related option is canceled, and to the extent an option is exercised, the related SAR is canceled. Currently, the SARs are being accounted for as compensation expense under Accounting Principles Board Opinion No. 25 and are not considered for purposes of computing fair value of outstanding options using the Black-Scholes option pricing model as described below.

     A summary of the status of the Company's stock options as of December 31, 1999, 1998, and 1997 is presented below:

                                                                 STOCK OPTIONS
                                    ------------------------------------------------------------------------
                                             1999                     1998                     1997
                                    ----------------------   ----------------------   ----------------------
                                                  WEIGHTED                 WEIGHTED                 WEIGHTED
                                    # SHARES OF   AVERAGE    # SHARES OF   AVERAGE    # SHARES OF   AVERAGE
                                    UNDERLYING    EXERCISE   UNDERLYING    EXERCISE   UNDERLYING    EXERCISE
                                      OPTIONS      PRICES      OPTIONS      PRICES      OPTIONS      PRICES
                                    -----------   --------   -----------   --------   -----------   --------
Outstanding at beginning of the
  year............................  15,331,658     $25.46    13,198,433     $22.86    13,025,416     $20.43
  Granted.........................   9,639,750     $41.02     3,651,550     $32.34     2,487,600     $31.27
  Exercised.......................   2,092,953     $18.26     1,262,775     $17.77     2,097,283     $17.53
  Forfeited.......................     366,751     $31.15       255,550     $27.99       217,300     $24.14
                                    ----------               ----------               ----------
Outstanding at end of year........  22,511,704     $32.80    15,331,658     $25.46    13,198,433     $22.86
                                    ==========               ==========               ==========
Exercisable at end of year........  12,996,454     $26.71     8,486,647     $22.35     7,223,927     $20.76
                                    ==========               ==========               ==========

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                        ASSUMPTION:                           1999     1998     1997
                        -----------                           -----    -----    -----
Expected Term in Years......................................      7        5        3
Expected Volatility.........................................   21.9%    20.3%    17.3%
Expected Dividends..........................................    3.0%     3.0%     3.0%
Risk-Free Interest Rate.....................................    6.3%     4.6%     6.3%

     The Black-Scholes weighted average fair value of options granted during 1999, 1998 and 1997 was $11.42, $7.00, and $3.86, respectively.

     Options outstanding as of December 31, 1999 are summarized below:

                                          OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                           -------------------------------------------------    -----------------------------
                             NUMBER       WEIGHTED AVERAGE       WEIGHTED         NUMBER          WEIGHTED
        RANGE OF           OUTSTANDING       REMAINING           AVERAGE        EXERCISABLE       AVERAGE
     EXERCISE PRICES       AT 12/31/99    CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/99    EXERCISE PRICE
     ---------------       -----------    ----------------    --------------    -----------    --------------
$ 7.75 to $20.80            4,480,729            4.6              $15.49         4,480,729         $15.49
$20.81 to $31.20            4,337,075            6.1              $26.81         4,337,075         $26.81
$31.21 to $41.60            5,049,680            8.5              $35.88         2,690,430         $33.98
$41.61 to $52.00            8,644,220            9.4              $42.98         1,488,220         $47.08
                           ----------                                           ----------
$ 7.75 to $52.00           22,511,704            7.6              $32.80        12,996,454         $26.71
                           ==========                                           ==========

  Restricted Stock

     Under the Company's various stock-based compensation plans, a limited number of shares of restricted Company common stock may be granted at no cost to certain key officers and employees. These shares carry voting and dividend rights; however, sale or transfer of the shares is restricted in accordance with the vesting procedures. These restricted stock awards vest over a specific period of time and/or if the Company achieves certain performance targets. Restricted stock awards representing 1.4 million, .6 million, and .8 million shares were granted during 1999, 1998, and 1997, respectively, with a weighted average grant date fair value of $35.10, $32.40, and $30.01 per share, respectively. At December 31, 1999, 1.1 million shares of restricted stock were outstanding. The value of these shares is determined based on the fair market value on the measurement date and is charged to compensation expense ratably over the restriction period based on the number of shares which have met performance vesting target. For 1999, 1998, and 1997, these charges totaled $69 million, $29 million, and $19 million, respectively. Included in the 1999 amount is $60 million related to the accelerated vesting of restricted stock due to the change in control (as defined in certain benefit plans) resulting from the merger with Sonat.

  Performance Units

     Certain employees and officers of the Company are awarded performance units that are payable in cash or stock at the end of the vesting period. The final value of the performance units may vary according to the plan under which they are granted, but is usually based on the Company's common stock price at the end of the vesting period. The value of the performance units is charged ratably to compensation expense over the vesting period with periodic adjustments to account for the fluctuation in the market price of the Company's stock. Amounts charged to compensation expense in 1999, 1998, and 1997 were $30 million, $13 million, and $5 million, respectively. Included in the 1999 amount is $22 million related to the accelerated vesting of the performance units due to the change in control resulting from the merger with Sonat.

  Pro Forma Net Income and Net Income Per Common Share

     Had the compensation expense for the Company's stock-based compensation plans been determined applying the provisions of SFAS No. 123, the Company's net income and net income per common share for 1999, 1998, and 1997 would approximate the pro forma amounts below:

                                     DECEMBER 31, 1999         DECEMBER 31, 1998         DECEMBER 31, 1997
                                  -----------------------   -----------------------   -----------------------
                                  AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                  -----------   ---------   -----------   ---------   -----------   ---------
SFAS No. 123 charge, pretax.....    $   --       $  160       $   --       $   63        $  --        $  30
APB No. 25 charge, pretax.......    $  145       $   --       $   51       $   --        $  24        $  --
Net income (loss)...............    $ (255)      $ (267)      $ (306)      $ (313)       $ 405        $ 401
Basic earnings per common
  share.........................    $(1.12)      $(1.17)      $(1.35)      $(1.39)       $1.81        $1.79
Diluted earnings per common
  share.........................    $(1.12)      $(1.17)      $(1.35)      $(1.39)       $1.77        $1.75

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards granted prior to the 1995 fiscal year.

     The Company has reserved approximately 38 million shares of common stock for issuance pursuant to existing and future stock awards. As of December 31, 1999, approximately 14 million shares remained unissued. In January 2000, an additional 4 million shares were issued under the Company's existing plans.

  Employee Stock Purchase Program

     Effective July 1999, the Company implemented an employee stock purchase plan under Section 423 of the Internal Revenue Code ("ESPP"), with purchases of common stock to commence at the end of the quarter in which the El Paso and Sonat merger occurred. The ESPP affords participants the right to purchase common stock on a quarterly basis at 85 percent of the lower of the market price at the beginning of the offering period or at the end of each calendar quarter. In April 1999, Company stockholders authorized the issuance of 2 million shares of common stock under the plan. During 1999, there were approximately 1,500 participants with total contributions of approximately $5 million. On December 31, 1999, approximately 140,000 shares of common stock were issued under the ESPP at $33.10 per share. Funds received or held by the Company with respect to the ESPP may be used for general corporate purposes. However, the Company records a liability for the ESPP withholdings not yet applied towards the purchase of common stock. The Company bears all expenses associated with administering the ESPP, except for costs, including any applicable taxes, associated with the participants' sale of common stock.

16. SEGMENT INFORMATION

     The Company has adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. As a result of the merger with Sonat, the Company has segregated its business activities into five segments: Natural Gas Transmission, Merchant Energy, International, Field Services, and Production. These segments are strategic business units that offer a variety of different energy products and services. They are managed separately as each business requires different technology and marketing strategies.

     The accounting policies of the individual segments are the same as those of the Company, as a whole, as described in Note 1. Certain business segments' earnings are largely derived from the earnings on equity investments which are reported in Other, net in the Consolidated Statements of Income. Accordingly, the Company evaluates segment performance, based on EBIT. To the extent practicable, results of operations for the years ended December 31, 1998 and 1997 have been reclassified to conform to the current business segment presentation, although such results are not necessarily indicative of the results which would have been achieved had the revised business segment structure been in effect during that period.

                                                                       SEGMENTS
                                                     AS OF OR FOR THE YEAR ENDED DECEMBER 31, 1999
                                       -------------------------------------------------------------------------
                                         NATURAL
                                           GAS        MERCHANT                    FIELD
                                       TRANSMISSION    ENERGY    INTERNATIONAL   SERVICES   PRODUCTION    TOTAL
                                       ------------   --------   -------------   --------   ----------   -------
                                                                     (IN MILLIONS)
Revenue from external customers
  Domestic...........................     $1,586       $7,886       $   --        $  400      $  108     $ 9,980
  Foreign............................         --          518           73            --          --         591
Intersegment revenue.................         51           36           --            78         365         530
Merger-related and asset impairment
  charges............................         90           67           --             8          31         196
Ceiling test charges.................         --           --           --            --         352         352
Depreciation, depletion, and
  amortization.......................        275           32           14            61         210         592
Operating income (loss)..............        664          (65)         (32)           43        (258)        352
Other income.........................         55           15           77            49           1         197
Earnings before interest and taxes...        719          (50)          45            92        (257)        549
Assets
  Domestic...........................      8,909        1,881          166         1,513       1,393      13,862
  Foreign............................         --          127        1,209            --          --       1,336
Capital expenditures and investments
  in joint ventures and equity
  investees..........................        455          806          433           121         365       2,180
Equity investments...................        618          479          791           122           6       2,016

                                                                       SEGMENTS
                                                     AS OF OR FOR THE YEAR ENDED DECEMBER 31, 1998
                                       -------------------------------------------------------------------------
                                         NATURAL
                                           GAS        MERCHANT                    FIELD
                                       TRANSMISSION    ENERGY    INTERNATIONAL   SERVICES   PRODUCTION    TOTAL
                                       ------------   --------   -------------   --------   ----------   -------
                                                                     (IN MILLIONS)
Revenue from external customers
  Domestic...........................     $1,542       $7,186        $ --         $  212      $  174     $ 9,114
  Foreign............................         --          323          58             --          --         381
Intersegment revenue.................         88           23          --             65         361         537
Merger-related and asset impairment
  charges............................         --           --          --             --          15          15
Ceiling test charges.................         --           --          --             --       1,035       1,035
Depreciation, depletion and
  amortization.......................        254            8           9             49         292         612
Operating income (loss)..............        749          (10)        (27)            62        (939)       (165)
Other income.........................         62           13          52             14           3         144
Earnings before interest and taxes...        811            3          25             76        (936)        (21)
Assets
  Domestic...........................      8,649        1,313         249          1,461       1,544      13,216
  Foreign............................         --           73         581             --          --         654
Capital expenditures and investments
  in joint ventures and equity
  investees..........................        401           46         536            453         581       2,017
Equity investments...................        519           43         435             87           6       1,090

                                                                        SEGMENTS
                                                        FOR THE YEAR ENDED OF DECEMBER 31, 1997
                                        ------------------------------------------------------------------------
                                          NATURAL
                                            GAS        MERCHANT                    FIELD
                                        TRANSMISSION    ENERGY    INTERNATIONAL   SERVICES   PRODUCTION   TOTAL
                                        ------------   --------   -------------   --------   ----------   ------
                                                                     (IN MILLIONS)
Revenue from external customers
  Domestic............................     $1,582       $7,469        $ --          $381        $346      $9,778
  Foreign.............................         --          218          13            --          --         231
Intersegment revenue..................        125           26          --            27         410         588
Merger-related and asset impairment
  charges.............................         --           --          --            --          50          50
Depreciation, depletion and
  amortization........................        245            7           1            35         341         629
Operating income (loss)...............        758          (22)        (24)           67         178         957
Other income..........................         50            1          26             8           4          89
Earnings before interest and taxes....        808          (21)          2            75         182       1,046

     The reconciliations of revenues for reportable segments to total consolidated revenues are presented below.

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                                        (IN MILLIONS)
Total revenues for segments.................................   $11,101     $10,032     $10,597
Corporate revenues..........................................        10           5           6
Elimination of intersegment revenue.........................      (530)       (537)       (588)
                                                               -------     -------     -------
          Total consolidated revenues.......................   $10,581     $ 9,500     $10,015
                                                               =======     =======     =======

     The reconciliations of other income for reportable segments to total consolidated other income are presented below.

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                              1999    1998     1997
                                                              -----   -----   ------
                                                                  (IN MILLIONS)
Total other income for segments.............................  $ 197   $ 144   $   89
Corporate other income......................................     30      42        5
                                                              -----   -----   ------
          Total consolidated other income...................  $ 227   $ 186   $   94
                                                              =====   =====   ======

     The reconciliations of EBIT to income (loss) before preferred dividends of subsidiary and the cumulative effect of accounting change are presented below.

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                              1999    1998     1997
                                                              -----   -----   ------
                                                                  (IN MILLIONS)
Total EBIT for segments.....................................  $ 549   $ (21)  $1,046
Corporate expenses, net.....................................    358      31       38
Interest and debt expense...................................    453     387      344
Minority interest...........................................     36      12       --
Income tax expense (benefit)................................    (81)   (170)     234
                                                              -----   -----   ------
          Income (loss) before preferred dividends of
            subsidiary and cumulative effect of accounting
            change..........................................  $(217)  $(281)  $  430
                                                              =====   =====   ======

     The reconciliations of assets for reportable segments to total consolidated assets are presented below.

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                 (IN MILLIONS)
Total assets for segments...................................  $15,198    $13,870
Corporate and other assets..................................    1,459        573
                                                              -------    -------
          Total consolidated assets.........................  $16,657    $14,443
                                                              =======    =======

     The Company did not have gross revenue from any customer equal to, or in excess of, ten percent of consolidated operating revenue for the years ended December 31, 1999, 1998, and 1997.

17. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table contains supplemental cash flow information for the years ended December 31:

                                                            1999      1998      1997
                                                            ----      ----      ----
                                                                 (IN MILLIONS)
Interest..................................................  $421      $386      $348
Income tax payments (refunds).............................     9       (86)      (14)

     See Note 2, for a discussion of the non-cash investing transactions related to certain acquisitions.

18. INVESTMENT IN AFFILIATED COMPANIES (UNAUDITED)

     The Company holds investments in various affiliates which are accounted for on the equity method of accounting. The Company's principal equity method investees are international pipelines, interstate pipelines, power generation plants, and gathering systems.

     Summarized financial information of the Company's proportionate share of 50 percent or less owned companies and majority owned unconsolidated subsidiaries accounted for by the equity method of accounting is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
                                                                   (IN MILLIONS)
Operating results data:
  Revenues and other income.................................  $930     $579     $480
  Costs and expenses........................................   814      492      424
  Income from continuing operations.........................   116       87       56
  Net income................................................    95       84       53

                                                                DECEMBER 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
Financial position data:
  Current assets............................................  $  589    $  259
  Non-current assets........................................   5,197     3,467
  Short-term debt...........................................     249       292
  Other current liabilities.................................     321       143
  Long-term debt............................................   2,505     1,569
  Other non-current liabilities.............................     608       481
  Minority interest.........................................       9        --
  Equity in net assets(1)...................................   2,094     1,241

---------------

(1) Investments in unconsolidated affiliates on the Consolidated Balance Sheets include amounts associated with unamortized purchase price differences relating to certain unconsolidated investees.

19. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Financial information by quarter is summarized below. In the opinion of management, all adjustments necessary for a fair presentation have been made.

                                                                            QUARTERS ENDED
                                                            -----------------------------------------------
                                                            DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31
                                                            -----------   ------------   -------   --------
                                                            (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)
1999
  Operating revenues......................................    $2,443         $3,263      $2,600     $2,275
  Merger-related and asset impairment charges.............       364             58         131          4
  Ceiling test charges....................................        --             --          --        352
  Operating income (loss).................................      (141)           143         116       (154)
  Income (loss) before cumulative effect of accounting
    change................................................      (178)            39          38       (141)
  Cumulative effect of accounting change, net of income
    taxes.................................................        --             --          --         13
  Net income (loss).......................................      (178)            39          38       (154)
  Basic earnings (loss) per common share
    Income (loss) before cumulative effect of accounting
      change..............................................    $(0.78)        $ 0.17      $ 0.17     $(0.62)
    Cumulative effect of accounting change, net of income
      taxes...............................................        --             --          --      (0.06)
                                                              ------         ------      ------     ------
    Net income (loss).....................................    $(0.78)        $ 0.17      $ 0.17     $(0.68)
                                                              ======         ======      ======     ======
  Diluted earnings (loss) per common share
    Income (loss) before cumulative effect of accounting
      change..............................................    $(0.78)        $ 0.17      $ 0.17     $(0.62)
    Cumulative effect of accounting change, net of income
      taxes...............................................        --             --          --      (0.06)
                                                              ------         ------      ------     ------
    Net income (loss).....................................    $(0.78)        $ 0.17      $ 0.17     $(0.68)
                                                              ======         ======      ======     ======
1998
  Operating revenues......................................    $2,059         $2,484      $2,222     $2,735
  Merger-related and asset impairment charges.............        --             --          --         15
  Ceiling test charges....................................        --            455         540         40
  Operating income (loss).................................       188           (273)       (358)       205
  Net income (loss).......................................        74           (206)       (260)        86
  Basic earnings (loss) per common share..................      0.33          (0.91)      (1.15)      0.38
  Diluted earnings (loss) per share.......................      0.33          (0.91)      (1.15)      0.38

20. SUPPLEMENTAL NATURAL GAS AND OIL OPERATIONS (UNAUDITED)

     At December 31, 1999, the Company had interests in natural gas and oil properties that are located primarily in Texas, Louisiana, Oklahoma, Arkansas, New Mexico, and offshore Louisiana and Texas in the Gulf of Mexico. Production does not own or lease any natural gas and oil properties outside the United States.

     Capitalized costs relating to natural gas and oil producing activities and related accumulated depreciation, depletion and amortization were as follows:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
                                                               (IN MILLIONS)
Natural gas and oil properties:
  Costs subject to amortization.............................  $5,285    $5,420
  Costs not subject to amortization.........................     130       149
                                                              ------    ------
                                                               5,415     5,569
Less accumulated depreciation, depletion and amortization...   4,154     4,094
                                                              ------    ------
                                                              $1,261    $1,475
                                                              ======    ======

     Costs incurred in natural gas and oil producing activities, whether capitalized or expensed, were as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
                                                                    (IN MILLIONS)
Property acquisition costs:
  Proved properties.........................................   $  3      $  2      $  6
  Unproved properties.......................................     45        48        78
Exploration costs...........................................    139       156       288
Development costs...........................................    178       375       491
                                                               ----      ----      ----
          Total costs.......................................   $365      $581      $863
                                                               ====      ====      ====

     Presented below is an analysis of the capitalized costs of natural gas and oil properties by year of expenditure that are not being amortized as of December 31, 1999, pending determination of proved reserves. Capitalized interest of $12 million, $2 million, and $6 million for the years ended December 31, 1999, 1998, and 1997, respectively, is included in the presentation below.

                                              CUMULATIVE      COSTS EXCLUDED FOR      CUMULATIVE
                                                BALANCE       YEARS ENDED DEC. 31       BALANCE
                                             -------------   ---------------------   -------------
                                             DEC. 31, 1999   1999    1998    1997    DEC. 31, 1996
                                             -------------   -----   -----   -----   -------------
                                                                 (IN MILLIONS)
Acquisition................................      $ 72        $(22)    $40     $24         $30
Exploration................................        58           3      42      13          --
                                                 ----        ----     ---     ---         ---
                                                 $130        $(19)    $82     $37         $30
                                                 ====        ====     ===     ===         ===

     Projects presently excluded from amortization are in various stages of evaluation. The majority of these costs are expected to be included in the amortization calculation in the years 2000 through 2003. Total amortization expense per Mcfe, including ceiling test charges was $2.54, $4.81, and $1.07 in 1999, 1998 and 1997, respectively. Excluding ceiling test charges, amortization expense would have been $0.95 and $1.06 per Mcfe in 1999 and 1998, respectively.

     Net quantities of proved developed and undeveloped reserves of natural gas and liquids, including condensate and crude oil, and changes in such quantities, were as follows:

                                                          DECEMBER 31,
                                    ---------------------------------------------------------
                                          1999                1998                1997
                                    -----------------   -----------------   -----------------
                                      GAS     LIQUIDS     GAS     LIQUIDS     GAS     LIQUIDS
                                     (BCF)    (MBBLS)    (BCF)    (MBBLS)    (BCF)    (MBBLS)
                                    -------   -------   -------   -------   -------   -------
Proved (developed and undeveloped)
  reserves, net:
  Beginning of year...............    1,423   29,717      2,161    72,882     2,006   65,984
  Revisions of previous
     estimates....................      (65)    (336)      (349)  (12,816)      157    4,506
  Extensions, discoveries and
     other additions..............      188   10,599        119     1,688       287   10,540
  Purchases of reserves in
     place........................       34      117          6        --        21      850
  Sales of reserves in place......     (123)  (3,834)      (288)  (23,710)      (44)    (433)
  Production......................     (186)  (5,825)      (226)   (8,327)     (266)  (8,565)
                                    -------   ------    -------   -------   -------   ------
     End of year..................    1,271   30,438      1,423    29,717     2,161   72,882
                                    =======   ======    =======   =======   =======   ======
Proved developed reserves:
  Beginning of year...............    1,123   24,743      1,558    45,225     1,396   33,327
                                    =======   ======    =======   =======   =======   ======
  End of year.....................      967   19,713      1,123    24,743     1,558   45,225
                                    =======   ======    =======   =======   =======   ======

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of Production. The reserve data represents only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner.

     The significant changes to reserves, other than purchases, sales or production, are due to reservoir performance in existing fields and drilling of additional wells in existing fields. There have been no major discoveries or other events, favorable or adverse, that may be considered to have caused a significant change in the estimated proved reserves since December 31, 1999.

     Results of operations from producing activities by fiscal year were as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                           -------------------------
                                                           1999      1998      1997
                                                           -----    -------    -----
                                                                 (IN MILLIONS)
Net revenues:
  Sales to external customers............................  $ 108    $   174    $ 346
  Affiliated sales.......................................    365        361      410
                                                           -----    -------    -----
          Total..........................................    473        535      756
Production costs.........................................    (98)       (91)    (116)
Depreciation, depletion and amortization.................   (210)      (292)    (341)
Ceiling test charges.....................................   (352)    (1,035)      --
                                                           -----    -------    -----
Results of operations from producing activities before
  tax....................................................   (187)      (883)     299
Income tax (expense) benefit.............................     71        315      (98)
                                                           -----    -------    -----
Results of operations from producing activities
  (excluding corporate overhead and interest costs)......  $(116)   $  (568)   $ 201
                                                           =====    =======    =====

     The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves follows:

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
                                                                (IN MILLIONS)
Future cash inflows...................................  $ 3,421    $ 3,124    $ 6,059
Future production and development costs...............   (1,056)    (1,028)    (1,889)
Future income tax expenses............................     (458)      (317)      (912)
                                                        -------    -------    -------
Future net cash flows.................................    1,907      1,779      3,258
10% annual discount for estimated timing of cash
  flows...............................................     (656)      (617)    (1,059)
                                                        -------    -------    -------
Standardized measure of discounted future net cash
  flows...............................................  $ 1,251    $ 1,162    $ 2,199
                                                        =======    =======    =======

     For the calculations in the preceding table, estimated future cash inflows from estimated future production of proved reserves were computed using realized natural gas and oil prices for December of each respective year.

     The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                          1999      1998       1997
                                                          -----    -------    -------
                                                                 (IN MILLIONS)
Sales and transfers of natural gas and oil produced, net
  of production costs...................................  $(375)   $  (444)   $  (641)
Net changes in prices and production costs..............    297       (394)    (1,859)
Extensions, discoveries and improved recovery, less
  related costs.........................................    262         72        329
Changes in estimated future development costs...........      9         36        (84)
Development costs incurred during the period............     58        182        229
Revisions of previous quantity estimates................    (73)      (413)       175
Accretion of discount...................................    127        269        449
Net change in income taxes..............................   (166)       379        611
Purchases of reserves in place..........................     37          4         24
Sales of reserves in place..............................   (174)      (469)       (47)
Changes in production rates (timing) and other..........     87       (259)      (381)
                                                          -----    -------    -------
                                                          $  89    $(1,037)   $(1,195)
                                                          =====    =======    =======

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of El Paso Energy Corporation:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14.(a) 1. present fairly, in all material respects, the consolidated financial position of El Paso Energy Corporation as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14.(a) 2. presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. The consolidated financial statements give retroactive effect to the merger of Sonat Inc. on October 25, 1999, in a transaction accounted for as a pooling of interests, as described in Note 2 to the consolidated financial statements. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinions expressed above.

PricewaterhouseCoopers LLP

Houston, Texas
February 16, 2000

                                  SCHEDULE II

                           EL PASO ENERGY CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (IN MILLIONS)

                                                               CHARGED
                                                  BALANCE AT   TO COSTS   CHARGED                  BALANCE
                                                  BEGINNING      AND      TO OTHER                 AT END
                  DESCRIPTION                     OF PERIOD    EXPENSES   ACCOUNTS   DEDUCTIONS   OF PERIOD
                  -----------                     ----------   --------   --------   ----------   ---------
1999
  Allowance for doubtful accounts...............     $32         $10        $(2)        $ (7)(a)     $33
  Allowance for price risk management
     activities.................................      28          21         --          (10)(b)      39
  Valuation allowance on deferred tax assets....       5          --          1           --           6
1998
  Allowance for doubtful accounts...............     $52         $--        $ 6         $(26)(a)     $32
  Allowance for price risk management
     activities.................................      25          23         --          (20)(b)      28
  Valuation allowance on deferred tax assets....      19          --          4          (18)(c)       5
1997
  Allowance for doubtful accounts...............     $53         $11        $ 5         $(17)(a)     $52
  Allowance for price risk management
     activities.................................       4          39         --          (18)(b)      25
  Valuation allowance on deferred tax assets....      11          --          8(d)        --          19

---------------

(a)Primarily accounts written off.

(b)Primarily liquidation of positions on which allowance was established.

(c)$11 million credited to additional paid-in capital for utilization of Zilkha Energy Company net operating loss ("NOL") carryforward and $7 million credited to deferred tax assets for waiver of Gulf States Gas Pipeline Company NOL carryforward.

(d)Due to acquisition of Gulf States Gas Pipeline Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing under the captions "Proposal No. 1 -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in El Paso's proxy statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference. Information regarding executive officers of El Paso is presented in Item 1, Business, of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     Information appearing under the caption "Executive Compensation" in El Paso's proxy statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in El Paso's proxy statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

     1. Financial statements.

     The following consolidated financial statements of the Company are included in Part II, Item 8 of this report:

                                                              PAGE
                                                              ----
     Consolidated Statements of Income......................   44
     Consolidated Balance Sheets............................   45
     Consolidated Statements of Cash Flows..................   46
     Consolidated Statements of Stockholders' Equity........   47
     Notes to Consolidated Financial Statements.............   48
     Report of Independent Accountants......................   87

2. Financial statement schedules and supplementary information required to be submitted.

     Schedule II -- Valuation and qualifying accounts.......   88
     Schedules other than that listed above are omitted
      because they are not applicable

3. Exhibit list.............................................   91

     (b) REPORTS ON FORM 8-K:

     - El Paso filed a Current Report on Form 8-K, dated October 26, 1999, regarding the completion of the merger between El Paso and Sonat Inc.

     - El Paso filed a Current Report on Form 8-K, dated October 29, 1999, providing the consolidated financials of Sonat Inc.

     - El Paso filed a Current Report on Form 8-K, dated December 1, 1999, announcing the results of operations for the first thirty days following the merger between El Paso and Sonat Inc. which was accounted for as a pooling of interests transaction.

     - El Paso filed a Current Report on Form 8-K, dated January 18, 2000, announcing that El Paso has entered into an Agreement and Plan of Merger with The Coastal Corporation.

     - El Paso filed a Current Report on Form 8-K/A, dated January 20, 2000, providing additional disclosure exhibits regarding the Agreement and Plan of Merger between El Paso and The Coastal Corporation.

     - El Paso filed a Current Report on Form 8-K, dated February 3, 2000, announcing that El Paso agreed to acquire certain assets of PG&E Gas Transmission, Texas Corporation and PG&E Gas Transmission Teco, Inc.

                           EL PASO ENERGY CORPORATION

                                  EXHIBIT LIST
                               DECEMBER 31, 1999

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

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.A            -- Second Amended and Restated Agreement and Plan of Merger,
                            dated as of March 13, 1999, by and between Sonat Inc. and
                            El Paso Energy Corporation. (Exhibit 2.1 Registration
                            Statement to Form S-4 filed by El Paso on April 7, 1999,
                            File No. 333-75781)
          2.B            -- Agreement and Plan of Merger, dated January 17, 2000, by and among El Paso, El Paso Merger Company and The Coastal
                            Corporation (Exhibit 1 to Schedule 13D filed by El Paso
                            on January 26, 2000, File No. 5-55241).
          3.A            -- Restated Certificate of Incorporation of El Paso as filed with the Delaware Secretary of State on October 25, 1999.
                            (Exhibit 3.A to El Paso's Form 10-Q, filed November 12,
                            1999, File No. 1-14365 ("El Paso's 1999 Third Quarter
                            10-Q")).
          3.B            -- Restated By-Laws of El Paso (Exhibit 3.B to El Paso's
                            1999 Third Quarter 10-Q).
          4.A            -- Amended and Restated Shareholder Rights Agreement,
                            between El Paso and BankBoston, N.A., dated January 20,
                            1999 (Exhibit 1 to El Paso's Registration Statement on
                            Form 8-A/A Amendment No. 1, filed January 29, 1999, File
                            No. 1-14365).
          4.B            -- Amended and Restated Declaration of Trust of El Paso
                            Energy Capital Trust I dated March 16, 1998 and
                            Certificate of Trust Preferred Security (Exhibits 4.4 and
                            4.5 to EPNG's Form 8-K, filed March 17, 1998, File No.
                            1-2700); First Amendment to the Amended and Restated
                            Declaration of Trust of El Paso Energy Capital Trust I,
                            dated August 1, 1998 (Exhibit 4.3 of El Paso's Form 8-K,
                            filed August 3, 1998, File No. 1-14365).
          4.C            -- Subordinated Debt Securities Indenture dated March 1,
                            1998, between EPNG and The Chase Manhattan Bank as
                            Trustee; First Supplemental Indenture dated March 17,
                            1998, between EPNG and The Chase Manhattan Bank, as
                            Trustee; and 4 3/4% Convertible Subordinated Debenture
                            due 2028 (Exhibits 4.1, 4.2 and 4.6 respectively to
                            EPNG's Form 8-K, filed March 17, 1998, File No. 1-2700);
                            Second Supplemental Indenture, dated August 1, 1998
                            between El Paso and The Chase Manhattan Bank, as Trustee
                            (Exhibit 4.2 to El Paso's Form 8-K, filed August 3, 1998,
                            File No. 1-14365).
          4.D            -- Trust Preferred Securities Guarantee Agreement issued by
                            EPNG dated March 17, 1998 (Exhibit 4.7 to EPNG's Form
                            8-K, filed March 17, 1998, File No. 1-2700); First
                            Amendment to Trust Preferred Securities Guarantee
                            Agreement issued by El Paso dated August 1, 1998 (Exhibit
                            4.4 to El Paso's Form 8-K, filed August 3, 1998, File No.
                            1-14365).
          4.E            -- Indenture dated as of May 10, 1999, by and between El
                            Paso and The Chase Manhattan Bank, as Trustee (Exhibit
                            4.1 to El Paso's Form 8-K, dated May 10, 1999, File No.
                            1-14365).
          4.F            -- First Supplemental Indenture dated as of May 10, 1999, by and between El Paso and The Chase Manhattan Bank, as
                            Trustee, including the form of 6 3/4% Senior Note Due
                            2009. (Exhibit 4.2 to El Paso's Form 8-K, filed May 10,
                            1999).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.G            -- Second Supplemental Indenture dated as of July 12, 1999, between El Paso and The Chase Manhattan Bank, as Trustee,
                            including the form of 6.625% Senior Note Due 2001
                            (Exhibit 4.I to El Paso's Form 10-Q, filed August 12,
                            1999, File No. 1-14365 ("El Paso's 1999 Second Quarter
                            10-Q")).
          4.H            -- Third Supplemental Indenture dated as of July 12, 1999, by and between El Paso and The Chase Manhattan Bank, as
                            Trustee, including the form of Floating Rate Senior Note
                            Due 2001. (Exhibit 4.J to El Paso's 1999 Second Quarter
                            10-Q).
          4.I            -- Indenture dated as of June 1, 1986, by and between Sonat
                            Inc., and Manufacturers Hanover Trust Company, as
                            trustee; First Supplemental Indenture dated as of June 1,
                            1995, by and between Sonat and Chase Bank as trustee; and
                            Second Supplemental Indenture dated as of October 25,
                            1999, by and between El Paso and The Chase Manhattan
                            Bank, as trustee. (Exhibit 4.K to El Paso's 1999 Third
                            Quarter 10-Q).
         10.A            -- $1,250,000,000 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement dated as of August 16, 1999,
                            by and among El Paso, EPNG, TGP, the several banks and
                            other financial institutions from time to time parties to
                            the Agreement, The Chase Manhattan Bank, as
                            administrative agent and as CAF Advance Agent for the
                            Lenders thereunder, Citibank N.A. and ABN Amro Bank, N.V.
                            as co-documentation agents for the Lenders and Bank of
                            America, N.A. as syndication agent for the Lenders
                            (Exhibit 10.A to El Paso's 1999 Third Quarter 10-Q).
         10.B            -- $750 million 5-Year Revolving Credit and Competitive
                            Advance Facility Agreement dated as of October 29, 1997,
                            by and among EPNG, TGP, The Chase Manhattan Bank,
                            Citibank, N.A., Morgan Guaranty Trust Company of New
                            York, and certain other banks. (Exhibit 10.D to the El
                            Paso 1998's Form 10-Q, filed November 12, 1998, File No.
                            1-14365 ("El Paso's 1998 Third Quarter 10-Q")); First
                            Amendment to the $750 million 5-Year Revolving Credit and
                            Competitive Advance Facility dated as of October 9, 1998,
                            among EPNG, TGP, The Chase Manhattan Bank, Citibank,
                            N.A., Morgan Guaranty Trust Company of New York, and
                            certain other banks (Exhibit 10.E to El Paso's 1998 Third
                            Quarter 10-Q); Guarantee, dated as of August 28, 1998,
                            made by El Paso in favor of The Chase Manhattan Bank, as
                            Administrative Agent for several banks and other
                            financial institutions from time to time parties to the
                            $750 million 5-Year Revolving Credit and Competitive
                            Advance Facility dated as of October 29, 1997, by and
                            among EPNG, TGP, The Chase Manhattan Bank, Citibank,
                            N.A., Morgan Guaranty Trust Company of New York, and
                            certain other banks. (Exhibit 10.F to El Paso's 1998
                            Third Quarter 10-Q); Joinder Agreement dated December 7,
                            1998, made by El Paso to the $750 million 5-Year
                            Revolving Credit and CAF Advance Facility Agreement, by
                            and among EPNG, TGP, The Chase Manhattan Bank, Citibank,
                            N.A., Morgan Guaranty Trust Company of New York (Exhibit
                            10.B.1 to El Paso's Form 10-K, filed March 10, 1999, File
                            No. 1-14365 ("El Paso's 1998 10-K")).
        +10.C            -- Omnibus Compensation Plan dated January 1, 1992;
                            Amendment No. 1 effective as of April 1, 1998; Amendment
                            No. 2 effective as of August 1, 1998; Amendment No. 3
                            effective as of December 3, 1998; and Amendment No. 4
                            effective as of January 20, 1999 (Exhibit 10.C to El
                            Paso's 1998 10-K).
        +10.D            -- 1995 Incentive Compensation Plan, Amended and Restated
                            effective as of December 3, 1998 (Exhibit 10.D to El
                            Paso's 1998 10-K).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        +10.E            -- 1995 Compensation Plan for Non-Employee Directors,
                            Amended and Restated effective as of August 1, 1998
                            (Exhibit 10.H to El Paso's 1998 Third Quarter 10-Q);
                            Amendment No. 1, effective March 9, 1999, to the 1995
                            Compensation Plan for Non-Employee Directors, Amended and
                            Restated as of August 1, 1998 (Exhibit 10.E.1 to El
                            Paso's 1999 Second Quarter 10-Q) and Amendment No. 2,
                            effective as of July 16, 1999, to the 1995 Compensation
                            Plan for Non-Employee Directors, Amended and Restated
                            effective as of August 1, 1998 (Exhibit 10.E.2 to El
                            Paso's 1999 Second Quarter 10-Q).
        +10.F            -- Stock Option Plan for Non-Employee Directors, Amended and
                            Restated effective as of January 20, 1999 (Exhibit 10.F
                            to El Paso's 1998 10-K) and Amendment No. 1, effective as
                            of July 16, 1999, to the Stock Option Plan for
                            Non-Employee Directors, Amended and Restated effective as
                            of January 20, 1999 (Exhibit 10.F.1 to El Paso's 1999
                            Second Quarter 10-Q).
        +10.G            -- 1995 Omnibus Compensation Plan, Amended and Restated
                            effective as of August 1, 1998 (Exhibit 10.J to El Paso's
                            1998 Third Quarter 10-Q); Amendment No. 1 to the 1995
                            Omnibus Compensation Plan effective as of December 3,
                            1998; Amendment No. 2 to the 1995 Omnibus Compensation
                            Plan effective as of January 20, 1999 (Exhibit 10.G.1 to
                            El Paso's 1998 10-K).
        +10.H            -- Supplemental Benefits Plan, Amended and Restated
                            effective as of December 3, 1998 (Exhibit 10.H to El
                            Paso's 1998 10-K).
        +10.I            -- Senior Executive Survivor Benefit Plan, Amended and
                            Restated effective as of August 1, 1998 (Exhibit 10.M to
                            El Paso's 1998 Third Quarter 10-Q).
        +10.J            -- Deferred Compensation Plan, Amended and Restated
                            effective as of December 3, 1998. (Exhibit 10.J to El
                            Paso's 1998 10-K).
        +10.K            -- Key Executive Severance Protection Plan, Amended and
                            Restated effective as of August 1, 1998 (Exhibit 10.O to
                            El Paso's 1998 Third Quarter 10-Q).
        +10.L            -- Director Charitable Award Plan, Amended and Restated
                            effective as of August 1, 1998 (Exhibit 10.P to the El
                            Paso's 1998 Third Quarter 10-Q).
        +10.M            -- Strategic Stock Plan, Amended and Restated effective as of August 1, 1998 (Exhibit 10.1 to El Paso's Form S-8
                            filed January 14, 2000).
        +10.N            -- Domestic Relocation Policy, effective November 1, 1996
                            (Exhibit 10.Q to EPNG's Form 10-K, filed March 20, 1998,
                            File No. 1-2700).
        +10.O            -- Employment Agreement dated July 31, 1992 between EPNG and
                            William A. Wise (Exhibit 10.R to El Paso's 1998 Third
                            Quarter 10-Q); Amendment to Employment Agreement dated
                            January 29, 1996, between EPNG and William A. Wise
                            (Exhibit 10.U.1 to EPNG's Form 10-K for 1995, File No.
                            1-2700); Amendment to Employment Agreement dated August
                            25, 1999, by and between El Paso and William A. Wise
                            (Exhibit 10.O.1 to El Paso's 1999 Third Quarter 10-Q).
       *+10.O.1          -- Letter of Waiver by William A. Wise dated March 18, 1999 relating to his Employment Agreement.
        +10.P            -- Letter Agreement dated January 13, 1995 between EPNG and
                            William A. Wise (Exhibit 10.P to El Paso's 1998 10-K).
        +10.Q            -- Promissory Note dated May 30, 1997, made by William A.
                            Wise to El Paso (Exhibit 10.R to EPNG's Form 10-Q, filed
                            May 15, 1998, File No. 1-2700 ("EPNG's 1998 First Quarter
                            10-Q"); Amendment to Promissory Note dated November 20,
                            1997 (Exhibit 10.R to EPNG's 1998 First Quarter 10-Q).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        +10.R            -- Executive Award Plan of Sonat Inc., amended and restated
                            effective as of July 23, 1998, as amended May 27, 1999
                            (Exhibit 10.R to El Paso's 1999 Third Quarter 10-Q).
        +10.S            -- Letter Agreement dated February 22, 1991, between EPNG
                            and Britton White Jr. (Exhibit 10.V to the El Paso's 1998
                            Third Quarter 10-Q).
         10.T            -- El Paso Employee Stock Purchase Plan effective as of
                            January 20, 1999 (Exhibit 10.1 to El Paso's Form S-8,
                            filed May 20, 1999, File No. 333-78949); Amendment No. 1
                            to the Employee Stock Purchase Plan effective as of May
                            24, 1999 (Exhibit 10.T.1 to El Paso's 1999 Second Quarter
                            Form 10-Q).
        +10.U            -- Amended and Restated Omnibus Plan for Management
                            Employees effective as of December 3, 1999 (Exhibit 10.1
                            to El Paso's Form S-8 filed January 14, 2000, File No.
                            333-94719).
        *21              -- Subsidiaries of El Paso.
        *23              -- Consent of Independent Accountants.

         *27(1)          --Financial Data Schedule for the Year ended December 31,
                            1999.
         *27(2)          --Financial Data Schedule for the Year ended December 31,
                            1998.
         *27(3)          --Financial Data Schedule for the Year ended December 31,
                            1997.
         *27(4)          --Financial Data Schedule for the Quarter ended March 31,
                            1999.
         *27(5)          --Financial Data Schedule for the Quarter ended June 30,
                            1999.
         *27(6)          --Financial Data Schedule for the Quarter ended September
                            30, 1999.
         *27(7)          --Financial Data Schedule for the Quarter ended March 31,
                            1998.
         *27(8)          --Financial Data Schedule for the Quarter ended June 30,
                            1998.
         *27(9)          --Financial Data Schedule for the Quarter ended September
                            30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, El Paso Energy Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of February 2000.

                                           EL PASO ENERGY CORPORATION
                                                     Registrant

                                            By     /s/ WILLIAM A. WISE
                                             -----------------------------------
                                                       William A. Wise
                                                President and Chief Executive
                                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of El Paso Energy Corporation and in the capacities and on the dates indicated:

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                 /s/ WILLIAM A. WISE                   President Chief Executive      February 21, 2000
-----------------------------------------------------    Officer and Director
                  (William A. Wise)

              /s/ RONALD L. KUEHN, JR.                 Non-Executive Chairman of the  February 21, 2000
-----------------------------------------------------    Board
               (Ronald L. Kuehn, Jr.)

                 /s/ H. BRENT AUSTIN                   Executive Vice President and   February 21, 2000
-----------------------------------------------------    Chief Financial Officer
                  (H. Brent Austin)

                /s/ JEFFREY I. BEASON                  Senior Vice President and      February 21, 2000
-----------------------------------------------------    Controller (Chief
                 (Jeffrey I. Beason)                     Accounting Officer)

                                                       Director                       February 21, 2000
-----------------------------------------------------
                 (Byron Allumbaugh)

               /s/ JUAN CARLOS BRANIFF                 Director                       February 21, 2000
-----------------------------------------------------
                (Juan Carlos Braniff)

                /s/ JAMES F. GIBBONS                   Director                       February 21, 2000
-----------------------------------------------------
                 (James F. Gibbons)

                                                       Director                       February 21, 2000
-----------------------------------------------------
                    (Ben F. Love)

                  /s/ MAX L. LUKENS                    Director                       February 21, 2000
-----------------------------------------------------
                   (Max L. Lukens)

               /s/ KENNETH L. SMALLEY                  Director                       February 21, 2000
-----------------------------------------------------
                (Kenneth L. Smalley)

                /s/ ADRIAN M. TOCKLIN                  Director                       February 21, 2000
-----------------------------------------------------
                 (Adrian M. Tocklin)

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                 /s/ MALCOLM WALLOP                    Director                       February 21, 2000
-----------------------------------------------------
                  (Malcolm Wallop)

                  /s/ JOE B. WYATT                     Director                       February 21, 2000
-----------------------------------------------------
                   (Joe B. Wyatt)

                 /s/ SELIM K. ZILKHA                   Director                       February 21, 2000
-----------------------------------------------------
                  (Selim K. Zilkha)

                                 EXHIBIT INDEX

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

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.A            -- Second Amended and Restated Agreement and Plan of Merger,
                            dated as of March 13, 1999, by and between Sonat Inc. and
                            El Paso Energy Corporation. (Exhibit 2.1 Registration
                            Statement to Form S-4 filed by El Paso on April 7, 1999,
                            File No. 333-75781)
          2.B            -- Agreement and Plan of Merger, dated January 17, 2000, by and among El Paso, El Paso Merger Company and The Coastal
                            Corporation (Exhibit 1 to Schedule 13D filed by El Paso
                            on January 26, 2000, File No. 5-55241).
          3.A            -- Restated Certificate of Incorporation of El Paso as filed with the Delaware Secretary of State on October 25, 1999.
                            (Exhibit 3.A to El Paso's Form 10-Q, filed November 12,
                            1999, File No. 1-14365 ("El Paso's 1999 Third Quarter
                            10-Q")).
          3.B            -- Restated By-Laws of El Paso (Exhibit 3.B to El Paso's
                            1999 Third Quarter 10-Q).
          4.A            -- Amended and Restated Shareholder Rights Agreement,
                            between El Paso and BankBoston, N.A., dated January 20,
                            1999 (Exhibit 1 to El Paso's Registration Statement on
                            Form 8-A/A Amendment No. 1, filed January 29, 1999, File
                            No. 1-14365).
          4.B            -- Amended and Restated Declaration of Trust of El Paso
                            Energy Capital Trust I dated March 16, 1998 and
                            Certificate of Trust Preferred Security (Exhibits 4.4 and
                            4.5 to EPNG's Form 8-K, filed March 17, 1998, File No.
                            1-2700); First Amendment to the Amended and Restated
                            Declaration of Trust of El Paso Energy Capital Trust I,
                            dated August 1, 1998 (Exhibit 4.3 of El Paso's Form 8-K,
                            filed August 3, 1998, File No. 1-14365).
          4.C            -- Subordinated Debt Securities Indenture dated March 1,
                            1998, between EPNG and The Chase Manhattan Bank as
                            Trustee; First Supplemental Indenture dated March 17,
                            1998, between EPNG and The Chase Manhattan Bank, as
                            Trustee; and 4 3/4% Convertible Subordinated Debenture
                            due 2028 (Exhibits 4.1, 4.2 and 4.6 respectively to
                            EPNG's Form 8-K, filed March 17, 1998, File No. 1-2700);
                            Second Supplemental Indenture, dated August 1, 1998
                            between El Paso and The Chase Manhattan Bank, as Trustee
                            (Exhibit 4.2 to El Paso's Form 8-K, filed August 3, 1998,
                            File No. 1-14365).
          4.D            -- Trust Preferred Securities Guarantee Agreement issued by
                            EPNG dated March 17, 1998 (Exhibit 4.7 to EPNG's Form
                            8-K, filed March 17, 1998, File No. 1-2700); First
                            Amendment to Trust Preferred Securities Guarantee
                            Agreement issued by El Paso dated August 1, 1998 (Exhibit
                            4.4 to El Paso's Form 8-K, filed August 3, 1998, File No.
                            1-14365).
          4.E            -- Indenture dated as of May 10, 1999, by and between El
                            Paso and The Chase Manhattan Bank, as Trustee (Exhibit
                            4.1 to El Paso's Form 8-K, dated May 10, 1999, File No.
                            1-14365).
          4.F            -- First Supplemental Indenture dated as of May 10, 1999, by and between El Paso and The Chase Manhattan Bank, as
                            Trustee, including the form of 6 3/4% Senior Note Due
                            2009. (Exhibit 4.2 to El Paso's Form 8-K, filed May 10,
                            1999).
          4.G            -- Second Supplemental Indenture dated as of July 12, 1999, between El Paso and The Chase Manhattan Bank, as Trustee,
                            including the form of 6.625% Senior Note Due 2001
                            (Exhibit 4.I to El Paso's Form 10-Q, filed August 12,
                            1999, File No. 1-14365 ("El Paso's 1999 Second Quarter
                            10-Q")).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.H            -- Third Supplemental Indenture dated as of July 12, 1999, by and between El Paso and The Chase Manhattan Bank, as
                            Trustee, including the form of Floating Rate Senior Note
                            Due 2001. (Exhibit 4.J to El Paso's 1999 Second Quarter
                            10-Q).
          4.I            -- Indenture dated as of June 1, 1986, by and between Sonat
                            Inc., and Manufacturers Hanover Trust Company, as
                            trustee; First Supplemental Indenture dated as of June 1,
                            1995, by and between Sonat and Chase Bank as trustee; and
                            Second Supplemental Indenture dated as of October 25,
                            1999, by and between El Paso and The Chase Manhattan
                            Bank, as trustee. (Exhibit 4.K to El Paso's 1999 Third
                            Quarter 10-Q).
         10.A            -- $1,250,000,000 364-Day Revolving Credit and Competitive
                            Advance Facility Agreement dated as of August 16, 1999,
                            by and among El Paso, EPNG, TGP, the several banks and
                            other financial institutions from time to time parties to
                            the Agreement, The Chase Manhattan Bank, as
                            administrative agent and as CAF Advance Agent for the
                            Lenders thereunder, Citibank N.A. and ABN Amro Bank, N.V.
                            as co-documentation agents for the Lenders and Bank of
                            America, N.A. as syndication agent for the Lenders
                            (Exhibit 10.A to El Paso's 1999 Third Quarter 10-Q).
         10.B            -- $750 million 5-Year Revolving Credit and Competitive
                            Advance Facility Agreement dated as of October 29, 1997,
                            by and among EPNG, TGP, The Chase Manhattan Bank,
                            Citibank, N.A., Morgan Guaranty Trust Company of New
                            York, and certain other banks. (Exhibit 10.D to the El
                            Paso 1998's Form 10-Q, filed November 12, 1998, File No.
                            1-14365 ("El Paso's 1998 Third Quarter 10-Q")); First
                            Amendment to the $750 million 5-Year Revolving Credit and
                            Competitive Advance Facility dated as of October 9, 1998,
                            among EPNG, TGP, The Chase Manhattan Bank, Citibank,
                            N.A., Morgan Guaranty Trust Company of New York, and
                            certain other banks (Exhibit 10.E to El Paso's 1998 Third
                            Quarter 10-Q); Guarantee, dated as of August 28, 1998,
                            made by El Paso in favor of The Chase Manhattan Bank, as
                            Administrative Agent for several banks and other
                            financial institutions from time to time parties to the
                            $750 million 5-Year Revolving Credit and Competitive
                            Advance Facility dated as of October 29, 1997, by and
                            among EPNG, TGP, The Chase Manhattan Bank, Citibank,
                            N.A., Morgan Guaranty Trust Company of New York, and
                            certain other banks. (Exhibit 10.F to El Paso's 1998
                            Third Quarter 10-Q); Joinder Agreement dated December 7,
                            1998, made by El Paso to the $750 million 5-Year
                            Revolving Credit and CAF Advance Facility Agreement, by
                            and among EPNG, TGP, The Chase Manhattan Bank, Citibank,
                            N.A., Morgan Guaranty Trust Company of New York (Exhibit
                            10.B.1 to El Paso's Form 10-K, filed March 10, 1999, File
                            No. 1-14365 ("El Paso's 1998 10-K")).
        +10.C            -- Omnibus Compensation Plan dated January 1, 1992;
                            Amendment No. 1 effective as of April 1, 1998; Amendment
                            No. 2 effective as of August 1, 1998; Amendment No. 3
                            effective as of December 3, 1998; and Amendment No. 4
                            effective as of January 20, 1999 (Exhibit 10.C to El
                            Paso's 1998 10-K).
        +10.D            -- 1995 Incentive Compensation Plan, Amended and Restated
                            effective as of December 3, 1998 (Exhibit 10.D to El
                            Paso's 1998 10-K).
        +10.E            -- 1995 Compensation Plan for Non-Employee Directors,
                            Amended and Restated effective as of August 1, 1998
                            (Exhibit 10.H to El Paso's 1998 Third Quarter 10-Q);
                            Amendment No. 1, effective March 9, 1999, to the 1995
                            Compensation Plan for Non-Employee Directors, Amended and
                            Restated as of August 1, 1998 (Exhibit 10.E.1 to El
                            Paso's 1999 Second Quarter 10-Q) and Amendment No. 2,
                            effective as of July 16, 1999, to the 1995 Compensation
                            Plan for Non-Employee Directors, Amended and Restated
                            effective as of August 1, 1998 (Exhibit 10.E.2 to El
                            Paso's 1999 Second Quarter 10-Q).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        +10.F            -- Stock Option Plan for Non-Employee Directors, Amended and
                            Restated effective as of January 20, 1999 (Exhibit 10.F
                            to El Paso's 1998 10-K) and Amendment No. 1, effective as
                            of July 16, 1999, to the Stock Option Plan for
                            Non-Employee Directors, Amended and Restated effective as
                            of January 20, 1999 (Exhibit 10.F.1 to El Paso's 1999
                            Second Quarter 10-Q).
        +10.G            -- 1995 Omnibus Compensation Plan, Amended and Restated
                            effective as of August 1, 1998 (Exhibit 10.J to El Paso's
                            1998 Third Quarter 10-Q); Amendment No. 1 to the 1995
                            Omnibus Compensation Plan effective as of December 3,
                            1998; Amendment No. 2 to the 1995 Omnibus Compensation
                            Plan effective as of January 20, 1999 (Exhibit 10.G.1 to
                            El Paso's 1998 10-K).
        +10.H            -- Supplemental Benefits Plan, Amended and Restated
                            effective as of December 3, 1998 (Exhibit 10.H to El
                            Paso's 1998 10-K).
        +10.I            -- Senior Executive Survivor Benefit Plan, Amended and
                            Restated effective as of August 1, 1998 (Exhibit 10.M to
                            El Paso's 1998 Third Quarter 10-Q).
        +10.J            -- Deferred Compensation Plan, Amended and Restated
                            effective as of December 3, 1998. (Exhibit 10.J to El
                            Paso's 1998 10-K).
        +10.K            -- Key Executive Severance Protection Plan, Amended and
                            Restated effective as of August 1, 1998 (Exhibit 10.O to
                            El Paso's 1998 Third Quarter 10-Q).
        +10.L            -- Director Charitable Award Plan, Amended and Restated
                            effective as of August 1, 1998 (Exhibit 10.P to the El
                            Paso's 1998 Third Quarter 10-Q).
        +10.M            -- Strategic Stock Plan, Amended and Restated effective as of August 1, 1998 (Exhibit 10.1 to El Paso's Form S-8
                            filed January 14, 2000).
        +10.N            -- Domestic Relocation Policy, effective November 1, 1996
                            (Exhibit 10.Q to EPNG's Form 10-K, filed March 20, 1998,
                            File No. 1-2700).
        +10.O            -- Employment Agreement dated July 31, 1992 between EPNG and
                            William A. Wise (Exhibit 10.R to El Paso's 1998 Third
                            Quarter 10-Q); Amendment to Employment Agreement dated
                            January 29, 1996, between EPNG and William A. Wise
                            (Exhibit 10.U.1 to EPNG's Form 10-K for 1995, File No.
                            1-2700); Amendment to Employment Agreement dated August
                            25, 1999, by and between El Paso and William A. Wise
                            (Exhibit 10.O.1 to El Paso's 1999 Third Quarter 10-Q).
       *+10.O.1          -- Letter of Waiver by William A. Wise dated March 18, 1999 relating to his Employment Agreement.
        +10.P            -- Letter Agreement dated January 13, 1995 between EPNG and
                            William A. Wise (Exhibit 10.P to El Paso's 1998 10-K).
        +10.Q            -- Promissory Note dated May 30, 1997, made by William A.
                            Wise to El Paso (Exhibit 10.R to EPNG's Form 10-Q, filed
                            May 15, 1998, File No. 1-2700 ("EPNG's 1998 First Quarter
                            10-Q"); Amendment to Promissory Note dated November 20,
                            1997 (Exhibit 10.R to EPNG's 1998 First Quarter 10-Q).
        +10.R            -- Executive Award Plan of Sonat Inc., amended and restated
                            effective as of July 23, 1998, as amended May 27, 1999
                            (Exhibit 10.R to El Paso's 1999 Third Quarter 10-Q).
        +10.S            -- Letter Agreement dated February 22, 1991, between EPNG
                            and Britton White Jr. (Exhibit 10.V to the El Paso's 1998
                            Third Quarter 10-Q).
         10.T            -- El Paso Employee Stock Purchase Plan effective as of
                            January 20, 1999 (Exhibit 10.1 to El Paso's Form S-8,
                            filed May 20, 1999, File No. 333-78949); Amendment No. 1
                            to the Employee Stock Purchase Plan effective as of May
                            24, 1999 (Exhibit 10.T.1 to El Paso's 1999 Second Quarter
                            Form 10-Q).
        +10.U            -- Amended and Restated Omnibus Plan for Management
                            Employees effective as of December 3, 1999 (Exhibit 10.1
                            to El Paso's Form S-8 filed January 14, 2000, File No.
                            333-94719).
        *21              -- Subsidiaries of El Paso.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        *23              -- Consent of Independent Accountants.

         *27(1)          --Financial Data Schedule for the Year ended December 31,
                            1999.
         *27(2)          --Financial Data Schedule for the Year ended December 31,
                            1998.
         *27(3)          --Financial Data Schedule for the Year ended December 31,
                            1997.
         *27(4)          --Financial Data Schedule for the Quarter ended March 31,
                            1999.
         *27(5)          --Financial Data Schedule for the Quarter ended June 30,
                            1999.
         *27(6)          --Financial Data Schedule for the Quarter ended September
                            30, 1999.
         *27(7)          --Financial Data Schedule for the Quarter ended March 31,
                            1998.
         *27(8)          --Financial Data Schedule for the Quarter ended June 30,
                            1998.
         *27(9)          --Financial Data Schedule for the Quarter ended September
                            30, 1998.