Form 10-Q
period 2000-03-31
EL PASO ENERGY CORP/DE
filed 2000-05-11
CIK 1066107

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     Common Stock, par value $3.00 per share. Shares outstanding on May 8, 2000:
231,263,588

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           EL PASO ENERGY CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               FIRST QUARTER
                                                                   ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
Operating revenues..........................................  $3,106   $2,277
                                                              ------   ------
Operating expenses
  Cost of gas and other products............................   2,378    1,641
  Operation and maintenance.................................     210      246
  Merger-related costs......................................      --        4
  Ceiling test charges......................................      --      352
  Depreciation, depletion, and amortization.................     145      148
  Taxes, other than income taxes............................      41       40
                                                              ------   ------
                                                               2,774    2,431
                                                              ------   ------
Operating income (loss).....................................     332     (154)
Other income, net...........................................      58       50
                                                              ------   ------
Income (loss) before interest, income taxes, and other
  charges...................................................     390     (104)
                                                              ------   ------
Interest and debt expense...................................     123      102
Minority interest...........................................      22        4
Income tax expense (benefit)................................      74      (75)
                                                              ------   ------
                                                                 219       31
                                                              ------   ------
Income (loss) before preferred dividends of subsidiary,
  extraordinary gain, and
  cumulative effect of accounting change....................     171     (135)
Preferred stock dividends of subsidiary.....................       6        6
                                                              ------   ------

Income (loss) before extraordinary gain and cumulative
  effect of accounting change...............................     165     (141)
Extraordinary gain, net of income taxes.....................      89       --
Cumulative effect of accounting change, net of income
  taxes.....................................................      --      (13)
                                                              ------   ------
Net income (loss)...........................................  $  254   $ (154)
                                                              ======   ======
Comprehensive income (loss).................................  $  255   $ (164)
                                                              ======   ======
Basic earnings per common share
  Income (loss) before extraordinary gain and cumulative
    effect of accounting change.............................  $ 0.72   $(0.62)
  Extraordinary gain, net of income taxes...................    0.39       --
  Cumulative effect of accounting change, net of income
    taxes...................................................      --    (0.06)
                                                              ------   ------
  Net income (loss).........................................  $ 1.11   $(0.68)
                                                              ======   ======
Diluted earnings per common share
  Income (loss) before extraordinary gain and cumulative
    effect of accounting change.............................  $ 0.70   $(0.62)
  Extraordinary gain, net of income taxes...................    0.37       --
  Cumulative effect of accounting change, net of income
    taxes...................................................      --    (0.06)
                                                              ------   ------
  Net income (loss).........................................  $ 1.07   $(0.68)
                                                              ======   ======
Basic average common shares outstanding.....................     229      226
                                                              ======   ======
Diluted average common shares outstanding...................     239      226
                                                              ======   ======
Dividends declared per common share.........................  $ 0.21   $ 0.20
                                                              ======   ======

                            See accompanying notes.

                           EL PASO ENERGY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                         ASSETS
Current assets
  Cash and cash equivalents.................................    $   108       $   545
  Accounts and notes receivable, net........................      1,533         1,662
  Materials and supplies....................................         73            74
  Assets from price risk management activities..............        499           233
  Other.....................................................        342           397
                                                                -------       -------
          Total current assets..............................      2,555         2,911
Property, plant, and equipment, net.........................     10,372        10,261
Investments in unconsolidated affiliates....................      2,159         2,029
Other.......................................................      1,568         1,456
                                                                -------       -------
          Total assets......................................    $16,654       $16,657
                                                                =======       =======

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts and notes payable................................    $ 1,751       $ 1,658
  Short-term borrowings (including current maturities of
     long-term debt)........................................        564         1,344
  Liabilities from price risk management activities.........        326           197
  Other.....................................................        572           499
                                                                -------       -------
          Total current liabilities.........................      3,213         3,698
Long-term debt, less current maturities.....................      5,549         5,223
Deferred income taxes.......................................      1,734         1,738
Other.......................................................      1,281         1,358
Commitments and contingencies
Company-obligated mandatorily redeemable convertible
  preferred securities of El Paso Energy Capital Trust I....        325           325
Minority interest...........................................      1,370         1,368
Stockholders' equity
  Common stock, par value $3 per share; authorized
     750,000,000 shares; issued 239,799,532 and 238,542,335
     shares, respectively...................................        719           716
  Additional paid-in capital................................      1,406         1,367
  Retained earnings.........................................      1,413         1,207
  Accumulated comprehensive income..........................        (28)          (29)
  Treasury stock (at cost); 8,925,840 and 8,947,565 shares,
            respectively....................................       (273)         (273)
  Deferred compensation.....................................        (55)          (41)
                                                                -------       -------
          Total stockholders' equity........................      3,182         2,947
                                                                -------       -------
          Total liabilities and stockholders' equity........    $16,654       $16,657
                                                                =======       =======

                            See accompanying notes.

                           EL PASO ENERGY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                FIRST QUARTER
                                                                    ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Cash flows from operating activities
  Net income (loss).........................................  $   254    $  (154)
  Adjustments to reconcile net income (loss) to net cash
     from operating activities
     Depreciation, depletion, and amortization..............      145        148
     Ceiling test charges...................................       --        352
     Deferred income tax expense (benefit)..................        5        (50)
     Extraordinary gain on sales............................     (149)        --
     Cumulative effect of accounting change.................       --         13
     Other..................................................      (28)       (16)
  Working capital changes, net of non-cash transactions.....     (136)         4
  Other.....................................................      (56)       (82)
                                                              -------    -------
          Net cash provided by operating activities.........       35        215
                                                              -------    -------
Cash flows from investing activities
  Purchases of property, plant, and equipment...............     (393)      (179)
  Net proceeds from sale of assets..........................      501        (19)
  Additions to investments..................................     (667)      (450)
  Proceeds from investments.................................       92         --
  Change in cash deposited in escrow related to equity
     investee...............................................       24        (53)
  Repayment of notes receivable from Chaparral..............      647         --
  Cash paid for acquisitions, net of cash received..........     (163)       (36)
                                                              -------    -------
          Net cash provided by (used in) investing
           activities.......................................       41       (737)
                                                              -------    -------
Cash flows from financing activities
  Net borrowings (repayments) from commercial paper and
     short-term notes.......................................     (868)       482
  Revolving credit borrowings...............................      360        220
  Revolving credit repayments...............................     (395)      (150)
  Payments to retire long-term debt.........................      (38)       (27)
  Increase in notes payable to Chaparral....................      483         --
  Increase (decrease) in notes payable to equity investee...      (20)        53
  Dividends paid............................................      (46)       (53)
  Other.....................................................       11          3
                                                              -------    -------
          Net cash provided by (used in) financing
           activities.......................................     (513)       528
                                                              -------    -------
Increase (decrease) in cash and cash equivalents............     (437)         6
Cash and cash equivalents
          Beginning of period...............................      545        104
                                                              -------    -------
          End of period.....................................  $   108    $   110
                                                              =======    =======

                            See accompanying notes.

                           EL PASO ENERGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 1999 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The condensed consolidated financial statements at March 31, 2000, and for the quarters ended March 31, 2000 and 1999, are unaudited. The condensed consolidated balance sheet at December 31, 1999, is derived from the audited financial statements. These financial statements do not include all disclosures required by generally accepted accounting principles, but have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In our opinion, all material adjustments, all of which are of a normal, recurring nature, have been made to fairly present our results of operations. Information for any interim period may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The financial information for the quarter ended March 31, 1999, includes the combined historical results of El Paso and Sonat Inc. to reflect our October 1999 merger with Sonat, which was accounted for as a pooling of interests. The prior period information also includes reclassifications which were made to conform to the current presentation. These reclassifications have no effect on reported net income or stockholders' equity.

  Ceiling Test Charges

     Under the full cost method of accounting for natural gas and oil properties, we perform quarterly ceiling tests to ensure that the carrying value of natural gas and oil properties is not overstated. At March 31, 1999, our capitalized costs exceeded this ceiling test limit by $352 million. This write-down is included as ceiling test charges in our Consolidated Statements of Income.

  Cumulative Effect of Accounting Change

     In the first quarter of 1999, we adopted the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. This statement defined start-up activities and required companies to expense start-up and organization costs as incurred. It also required that, upon adoption, companies expense any such costs that existed on their balance sheet. We adopted the pronouncement effective January 1, 1999, and reported a charge of $13 million, net of income taxes, as a cumulative effect of an accounting change.

2. MERGERS AND ACQUISITIONS

  Coastal

     In January 2000, we entered into a merger agreement with The Coastal Corporation. See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Recent Developments for a discussion of this agreement.

  Texas Midstream Operations

     In January 2000, we entered into an agreement to purchase the natural gas and natural gas liquids businesses of PG&E Gas Transmission, Texas Corporation and PG&E Gas Transmission Teco, Inc. See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Recent Developments for a discussion of this agreement.

3. EXTRAORDINARY GAIN

     During the first quarter of 2000, we sold East Tennessee Natural Gas Company and Sea Robin Pipeline Company to comply with a Federal Trade Commission
(FTC) order related to our merger with Sonat Inc. Proceeds from the sales were $461 million and an extraordinary gain of $89 million, net of income taxes of $60 million, was recognized. In May 2000, we also disposed of our one-third interest in Destin Pipeline

Company to comply with the same FTC order. Proceeds from this sale were $161 million and no material gain or loss was recognized on this transaction.

4. EARNINGS PER SHARE

     Our computation of basic and diluted earnings per common share are presented below.

                                                              FIRST QUARTER ENDED MARCH 31,
                                                              -----------------------------
                                                                     2000            1999
                                                              ------------------   --------
                                                               BASIC     DILUTED   BASIC(1)
                                                              --------   -------   --------
                                                                (IN MILLIONS, EXCEPT PER
                                                                  COMMON SHARE AMOUNTS)
Income (loss) before extraordinary gain and cumulative
  effect of accounting change...............................   $ 165     $  165     $ (141)
  Interest on trust preferred securities....................      --          3         --
                                                               -----     ------     ------
  Adjusted income (loss) before extraordinary gain and
     cumulative effect of accounting change.................     165        168       (141)
  Extraordinary gain, net of income taxes...................      89         89         --
  Cumulative effect of accounting change, net of income
     taxes..................................................      --         --        (13)
                                                               -----     ------     ------
Adjusted net income (loss)..................................   $ 254     $  257     $ (154)
                                                               =====     ======     ======
Average common shares outstanding...........................     229        229        226
Effect of diluted securities
  Restricted stock..........................................      --         --         --
  Stock options.............................................      --          2         --
  Trust preferred securities................................      --          8         --
                                                               -----     ------     ------
Average common shares outstanding...........................     229        239        226
                                                               =====     ======     ======
Earnings per common share
  Adjusted income (loss) before extraordinary gain and
     cumulative effect of accounting change.................   $0.72     $ 0.70     $(0.62)
  Extraordinary gain, net of income taxes...................    0.39       0.37         --
  Cumulative effect of accounting change, net of income
     taxes..................................................      --         --      (0.06)
                                                               -----     ------     ------
  Net income (loss).........................................   $1.11     $ 1.07     $(0.68)
                                                               =====     ======     ======

---------------

(1) The addition of potential average common shares outstanding for 1999 would have reduced the loss per share. Therefore, the diluted loss per share has not been presented for 1999.

5. PROPERTY, PLANT, AND EQUIPMENT

     Our property, plant, and equipment consisted of the following at March 31, 2000 and December 31, 1999:

                                                               2000       1999
                                                              -------    -------
                                                                (IN MILLIONS)
Property, plant, and equipment, at cost
  Natural Gas Transmission..................................  $ 7,924    $ 8,121
  Merchant Energy...........................................      230        200
  International.............................................      321        316
  Field Services............................................    1,214      1,220
  Production................................................    5,488      5,415
  Corporate and other.......................................      196        196
                                                              -------    -------
                                                               15,373     15,468
Less accumulated depreciation...............................    7,458      7,656
                                                              -------    -------
                                                                7,915      7,812
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................    2,457      2,449
                                                              -------    -------
Total property, plant, and equipment, net...................  $10,372    $10,261
                                                              =======    =======

6. DEBT AND OTHER CREDIT FACILITIES

     In January 2000, we established and drew upon a $250 million non-committed line of credit and in March 2000, we repaid this facility.

     In March 2000, we redeemed the Hattiesburg Gas Storage Company's 8.12% Secured Guaranteed Notes due 2005 in an aggregate principal amount of $36 million.

     At March 31, 2000, our weighted average interest rate on short-term borrowings was 6.3% and at December 31, 1999, it was 6.6%. We had the following short-term borrowings, including current maturities of long-term debt at March 31, 2000 and December 31, 1999:

                                                              2000     1999
                                                              ----    ------
                                                              (IN MILLIONS)
Commercial paper............................................  $349    $1,217
Other credit facilities.....................................    --        35
Current maturities of long-term debt........................   215        92
                                                              ----    ------
                                                              $564    $1,344
                                                              ====    ======

     During the first quarter, we received funds from Chaparral Investors as described in Note 9 and used these funds to pay down short-term borrowings and for other corporate purposes.

7. COMMITMENTS AND CONTINGENCIES

  Rates and Regulatory Matters

     Each of our pipeline systems has contracts covering a portion of their firm transportation capacity with various terms of maturity, and each operates in different markets and regions with different competitive and regulatory pressures which can impact their ability to renegotiate and renew existing contracts, or enter into new long-term firm transportation commitments. By November 2000, contracts representing 20 percent of Tennessee Gas Pipeline Company's (TGP) firm transportation capacity will expire. In March 2000, Southern Natural Gas Company (SNG) extended its firm transportation and storage contracts until 2005 or later, substantially all of which will be at or near maximum tariff rates based on rates provided by its settlement. El Paso Natural Gas Company (EPNG) has a portion of its capacity subscribed under shorter-term contracts. Each of our systems aggressively pursues the renegotiation and renewal of its expiring contracts, and the sale of excess capacity under firm transportation arrangements. However, we are uncertain if future contracts will be on terms as favorable to us as those that currently exist. Also, customers and other groups may dispute new and renewed contracts. As a result, we cannot be sure that regulators or other jurisdictional bodies will not intercede in our re-contracting process and alter the ultimate outcome of our efforts.

     All of EPNG's customers, except Southern California Edison Company, participate in risk sharing provisions under EPNG's rate case settlement. As of March 31, 2000, EPNG had unearned risk sharing revenues of $119 million and had $50 million remaining to be collected from customers under this provision. If revenue from remarketing its relinquished capacity to customers exceeds certain dollar levels specified in the risk sharing agreement, EPNG may be obligated to refund a portion of the excess to customers. Through March 31, 2000, EPNG refunded $15 million for 1999 revenues to customers and has reserved $3 million against 2000 revenues under this provision. The risk sharing provisions of the rate settlement extend through 2003, at which time EPNG will be at risk for all unsubscribed, excess capacity on its system.

     While we cannot predict with certainty the final outcome or timing of the resolution of rates and regulatory matters, the outcome of our current re-contracting and capacity subscription efforts, or the outcome of ongoing industry trends and initiatives, we believe the ultimate resolution of these issues will not have a material adverse effect on our financial position, results of operations, or cash flows.

  Legal Proceedings

     In November 1993, TransAmerican Natural Gas Corporation filed a complaint in a Texas state court against us which sought approximately $7.5 billion in actual and punitive damages related to our 1990 settlement agreement with TransAmerican and others. TransAmerican's complaint advanced ten causes of action. Some of the causes of action were previously dismissed. Trial on the remaining claims began on
May 1, 2000. During the trial commencement, all claims against all defendants were settled. This settlement will have no material adverse effect on our financial position, results of operations, or cash flows.

     In April 1996, a former employee of TransAmerican filed a related case in Harris County, Texas, Vickroy E. Stone v. Godwin & Carlton, P.C., et al., seeking other damages in unspecified amounts related to litigation consulting work allegedly performed for various entities, including us, in cases involving TransAmerican. In June 1998, the court granted our motion for summary judgment and dismissed all claims in the Stone litigation. Stone has appealed the court's ruling to the Texas Court of Appeals in Houston, Texas. Based on information available at this time, we believe that the claims asserted against us in this case have no factual or legal basis. Further, because of the settlement reached in the related TransAmerican case, the claims in this case are not material.

     In February 1998, the United States and the State of Texas filed in a U.S. District Court a Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) cost recovery action against fourteen companies, including certain of our affiliated companies and us, relating to the Sikes Disposal Pits Superfund Site located in Harris County, Texas. The suit claims that the United States and the State of Texas have spent over $125 million in remediating Sikes, and seeks to recover that amount plus interest from the defendants to the suit. Although an investigation relating to Sikes is in the preliminary stages, we believe that the amount of material, if any, disposed at Sikes by our former affiliates was small, possibly de minimis. However, the plaintiffs have alleged that the defendants are each jointly and severally liable for the entire remediation costs and have also sought a declaration of liability for future response costs such as groundwater monitoring.

     TGP is a party in proceedings involving federal and state authorities regarding the past use of a lubricant containing polychlorinated biphenyls
(PCBs) in its starting air systems. TGP has executed a consent order with the EPA governing the remediation of some compressor stations and is working with the EPA and the relevant states regarding those remediation activities. TGP is also working with the Pennsylvania and New York environmental agencies regarding remediation and post-remediation activities at the Pennsylvania and New York stations.

     In November 1988, the Kentucky environmental agency filed a complaint in a Kentucky state court alleging that TGP discharged pollutants into the waters of the state and disposed of PCBs without a permit. The agency sought an injunction against future discharges, sought an order to remediate or remove PCBs, and sought a civil penalty. TGP entered into agreed orders with the agency to resolve many of the issues raised in the original allegations, has received water discharge permits from the agency for its Kentucky compressor stations, and continues to work to resolve the remaining issues. The relevant Kentucky compressor stations are scheduled to be characterized and remediated under the consent order with the EPA.

     A number of our subsidiaries are named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Indian lands, which deprived the U.S. Government of royalties. We have also been named defendants in a similar class action suit, Quinque Operating Company v. Gas Pipelines. This complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint. We believe both complaints are without merit.

     In 1999, our production company was sued in Clint Miller, et. al. v. Sonat Exploration Company, et. al., as a result of the blowout of a well in Bienville, Louisiana which resulted in the deaths of seven individuals and injuries to four others. The plaintiffs seek in excess of $5 billion in compensatory and punitive damages against us and our co-defendants. The case is set for trial on May 30, 2000. We intend to aggressively defend this action. Although we cannot predict the ultimate outcome of this matter, based on information currently available to us, we do not believe that the resolution of this matter will materially impact our financial position, results of operations, or cash flows.

     We are also a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of our business.

     While the outcome of the matters discussed above cannot be predicted with certainty, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, results of operations, or cash flows.

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 2000, we had reserved $242 million for expected environmental costs.

     In addition, we expect to make capital expenditures of approximately $3 million in 2000 and a total of $117 million for the years 2001 through 2007 for environmental matters primarily relating to compliance with air regulations and control of water discharges. Some of our subsidiaries have been designated, have received notice that they could be designated, or have been asked for information to determine whether they could be designated as a potentially responsible party (PRP) with respect to 29 sites under CERCLA.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations, and claims for damages to property, employees, other persons and the environment resulting from our current or discontinued operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe the recorded reserves are adequate.

8. SEGMENT INFORMATION

     We segregate our business activities into five distinct operating segments:

     - Natural Gas Transmission;

     - Merchant Energy;

     - International;

     - Field Services; and

     - Production.

     These segments are strategic business units that provide a variety of energy products and services. They are managed separately, as each business unit requires different technology and marketing strategies. We measure segment performance using earnings before interest and taxes (EBIT). At the beginning of 2000, we moved EnCap Investments L.L.C. from the Field Services segment to the Merchant Energy segment. All periods presented have been restated for this change. Following are results as of and for the period ended March 31:

                                                                      2000
                              -------------------------------------------------------------------------------------
                                NATURAL
                                  GAS        MERCHANT                    FIELD
                              TRANSMISSION    ENERGY    INTERNATIONAL   SERVICES   PRODUCTION   OTHER(a)    TOTAL
                              ------------   --------   -------------   --------   ----------   --------   --------
                                                                  (IN MILLIONS)
Revenues from external
  customers.................     $  395       $2,527       $   29        $  119      $   38      $  (2)    $  3,106
Intersegment revenues.......         25            9           --            17          99       (150)          --
Operating income (loss).....        216           52           (2)           19          55         (8)         332
EBIT........................        224           50           33            25          55          3          390
Segment assets..............      8,858        2,734        1,406         1,477       1,407        772       16,654

---------------
(a) Includes corporate, eliminations, and other non-operating segment activities.

                                                                      1999
                              -------------------------------------------------------------------------------------
                                NATURAL
                                  GAS        MERCHANT                    FIELD
                              TRANSMISSION    ENERGY    INTERNATIONAL   SERVICES   PRODUCTION   OTHER(A)    TOTAL
                              ------------   --------   -------------   --------   ----------   --------   --------
                                                                  (IN MILLIONS)
Revenues from external
  customers.................     $  411       $1,750       $   17        $   79      $   19      $   1     $  2,277
Intersegment revenues.......         16            3           --            19          73       (111)          --
Operating income (loss).....        210            8          (15)           10        (350)       (17)        (154)
EBIT........................        227            7            3            16        (350)        (7)        (104)
Segment assets..............      8,636        1,569        1,031         1,443       1,234        565       14,478

---------------
(a) Includes corporate, eliminations, and other non-operating segment activities.

9. INVESTMENT IN UNCONSOLIDATED AFFILIATES

     We hold investments in various affiliates which we account for using the equity method of accounting. Summarized financial information for our proportionate share of these investments is as follows:

                                                                  FIRST
                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2000    1999
                                                              -----   -----
                                                              (IN MILLIONS)
Operating results data
  Revenues and other income.................................  $204    $180
  Costs and expenses........................................   198     152
  Income from continuing operations.........................     6      28
  Net income................................................     4      23

  East Asia Power

     At December 31, 1999, we held a 92 percent ownership interest in East Asia Power Resources Corporation. In March 2000, we converted our investment into a 50/50 joint venture with a third party. In the transaction, we received $85 million, net of transaction costs, and recognized a $20 million benefit. At the time of the conversion, our investment in East Asia Power was $131 million. East Asia Power owns and operates seven power generation facilities in the Philippines and one plant in China, with a total generating capacity of 412 megawatts. Electric power generated by the facilities is supplied to a diversified base of customers including National Power Corporation, the Philippine state-owned utility, private distribution companies and industrial users.

  Chaparral Investors

     During the first quarter of 2000, Chaparral, one of our equity investments, completed its acquisitions of several domestic non-utility generation assets including eleven natural gas-fired combined generation facilities in California from Dynegy Inc., two natural gas-fired electric generation plants located in Dartmouth, Massachusetts and Pawtucket, Rhode Island, and all the outstanding shares of Bonneville Pacific Corporation, which owns a 50 percent interest in a power generation facility. Chaparral also acquired two operating companies which provide the services required to operate and maintain these newly acquired facilities. Chaparral acquired these assets in exchange for a note payable to us in the amount of $385 million. In March 2000, Chaparral's third party investor increased its overall investment in Chaparral by $1,027 million. The proceeds were used by Chaparral to repay $647 million of advances from us, to make a $278 million contribution to an overfund trust as provided in the Chaparral agreement, to invest $69 million in a note with us, and to fund transaction costs. In connection with the increased third party investment in Chaparral, we issued mandatorily convertible preferred stock to a share trust we control. Upon the occurrence of certain negative events, the trustee of the trust may be required to remarket our preferred stock on terms that are designed to generate $1 billion to distribute to the third party investor.

     Under our management agreement with Chaparral, we earn a performance-based management fee. We are also reimbursed for expenses we incur on behalf of Chaparral. For 2000, our management fee related to

Chaparral has been fixed at $100 million. This fee includes an $80 million performance-based component and a $20 million reimbursement for costs we will incur on behalf of Chaparral. We will recognize this fee ratably throughout the year as management services are provided.

10. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, to establish accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. This pronouncement requires us to classify derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. If certain conditions are met, we may specifically designate a derivative as a hedge of:

     - the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,

     - the exposure to variable cash flows of a forecasted transaction, or

     - the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

     The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Statement of Financial Accounting Standards No. 137 amended the standard in June 1999. The amendment defers the effective date to fiscal years beginning after June 15, 2000. We are currently evaluating the effects of this pronouncement.

11. SUBSEQUENT EVENTS

     In May 2000, we exercised our right to terminate our CAPSA Equity Swap Agreement prior to its maturity. We paid approximately $130 million for our counterparty's 18.5 percent interest in CAPSA's common stock secured under the swap agreement.

     In May 2000, we formed Clydesdale Associates, L.P., a limited partnership, and several other separate legal entities for the purpose of generating funds to invest in capital projects and other assets. Into this structure, we contributed $55 million and a third-party investor contributed $250 million. The third-party investor is entitled to an adjustable preferred return derived from the net income of the partnership. Proceeds from the contributions were used by the structure to invest in a note receivable with us. The third-party's contributions are collateralized by production properties, rental income from real estate assets, and the note receivable from us. We have the option to acquire the third-party's interest in the structure at any time prior to May 2005. If we don't exercise this option, or if the terms of the agreement are not extended, the note receivable will mature and a portion of the proceeds will be used to redeem the third-party investor's interest in the structure. The assets, liabilities and operations of the partnership and the other entities involved in this transaction will be included in our consolidated financial statements. The third-party investor's interest will be included as minority interest in our balance sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1)

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in Part II, Items 7, 7A, and 8, in our Annual Report on Form 10-K for the year ended December 31, 1999, in addition to the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

                              RECENT DEVELOPMENTS

  MERGER WITH THE COASTAL CORPORATION

     In January 2000, we entered into a definitive agreement to merge with The Coastal Corporation. In the merger, we will convert each share of Coastal common stock and Class A common stock on a tax-free basis into 1.23 shares of our common stock. We will exchange Coastal's outstanding convertible preferred stock for our common stock on the same basis as if we had converted the preferred stock into Coastal common stock immediately prior to the merger. The total value of the transaction is approximately $16 billion, including $6 billion of assumed debt and preferred equity. We will account for the transaction as a pooling of interests, and expect it to close in the fourth quarter of 2000. On May 5, 2000, Coastal stockholders approved and adopted the merger agreement and our stockholders approved the issuance of shares of common stock in connection with the merger. The merger will be completed only if a number of conditions are met or waived, including:

     - no law or court order prohibits the transaction;

     - all relevant waiting periods under federal antitrust laws applicable to the merger expire or terminate;

     - all other regulatory approvals, including the approval of the Federal Energy Regulatory Commission (FERC), are received without conditions that would have a material adverse effect on the financial condition, results of operations, or cash flow of the post-merger combined businesses;

     - the independent public accountants of both companies concur that the merger will qualify for pooling of interests accounting treatment; and

     - attorneys for both companies issue opinions that the merger is expected to be tax-free.

     However, we cannot assure you that we will complete the merger even if all those conditions are satisfied or waived.

     Coastal is a diversified energy holding company. It is engaged, through its subsidiaries and joint ventures, in natural gas transmission, storage, gathering, processing and marketing; natural gas and oil exploration and production; petroleum refining, marketing and distribution; owns interests in approximately 18,000 miles of natural gas pipelines extending across the midwestern and the Rocky Mountain areas of the United States and has proved reserves of 3.6 Tcfe. Coastal also has international and domestic interests in natural gas and oil producing properties, power generation plants, and crude oil refining facilities.

---------------

(1) As generally used in the energy industry and in this document, the following terms have the following meanings:

BBl    =    barrel                                           MMBtu  =    million British thermal units
BBtu/d =    billion British thermal units per day            Mcf    =    thousand cubic feet
Bcf/d  =    billion cubic feet per day                       MMcf   =    million cubic feet
MBBls  =    thousand barrels                                 Tcfe   =    trillion cubic feet of gas equivalents

    When we refer to natural gas and oil in "equivalents," we are doing so to compare quantities of oil with quantities of natural gas or to express these different commodities in a common unit. In calculating equivalents, we use a generally recognized standard in which one BBl is equal to six Mcf.

  PURCHASE OF TEXAS MIDSTREAM OPERATIONS

     In January 2000, we entered into an agreement to purchase the natural gas and natural gas liquids businesses of PG&E Gas Transmission, Texas Corporation, and PG&E Gas Transmission Teco, Inc. The value of the transaction is approximately $840 million, including assumed debt of $561 million. The acquisition is expected to close during the second or third quarter of 2000 and is subject to the receipt of certain required governmental approvals and third party consents. We will account for the transaction as a purchase and will include the acquired operations in our Field Services segment.

     We will acquire assets consisting of 8,500 miles of intrastate natural gas transmission pipelines that transport approximately 2.8 Bcf/d in the South Texas area, nine natural gas processing plants that currently process 1.5 Bcf/d, and a
7.2 Bcf natural gas storage field. The transaction also includes significant natural gas liquids pipelines and fractionation facilities.

                             RESULTS OF OPERATIONS

     For the first quarter ended March 31, 2000, our net income was $254 million versus a net loss of $154 million for the quarter ended March 31, 1999. The increase was due to stronger performance in 2000 of our non-regulated business units, coupled with a gain on the sale of our East Tennessee and Sea Robin Pipeline systems in connection with our 1999 merger with Sonat Inc. The variance was further impacted by a first quarter 1999 ceiling test write-down under the full cost accounting method in our Production segment. These increases were offset by higher interest and financing costs and income taxes in the first quarter 2000. EBIT was $390 million for the first quarter 2000 versus a loss of $104 million for the first quarter 1999 with our non-regulated business units comprising approximately 42 percent of our 2000 total.

     During the second or third quarter of 2000, we anticipate completing our acquisition of PG&E's Texas mid-stream operations. These operations are expected to have a positive impact on our overall results for the remainder of 2000. However, any delays in closing this acquisition will reduce its potentially positive impacts. In the fourth quarter of 2000, we also anticipate completing our merger with Coastal. We expect this merger to strengthen our 2000 operating results, but we also anticipate incurring significant transaction charges as this merger is completed. These charges should be reflected in the fourth quarter of 2000 and possibly into the early part of 2001. A more detailed analysis of our segment results and non-operating expenses is discussed below.

                                SEGMENT RESULTS

     Our March 31, 1999, financial information includes the combined historical results of El Paso and Sonat to reflect our October 1999 merger with Sonat which was accounted for as a pooling of interests. At the beginning of 2000, we moved EnCap from the Field Services segment to the Merchant Energy segment. All periods presented have been restated for these changes.

                                                              FIRST QUARTER
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2000    1999
                                                              ----    -----
                                                              (IN MILLIONS)
     EARNINGS BEFORE INTEREST EXPENSE AND INCOME TAXES
Natural Gas Transmission....................................  $224    $ 227
Merchant Energy.............................................    50        7
International...............................................    33        3
Field Services..............................................    25       16
Production..................................................    55     (350)
                                                              ----    -----
  Segment total.............................................   387      (97)
Corporate, net..............................................     3       (7)
                                                              ----    -----
  Consolidated EBIT.........................................  $390    $(104)
                                                              ====    =====

  NATURAL GAS TRANSMISSION

                                                                 FIRST QUARTER
                                                                     ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                              (IN MILLIONS, EXCEPT
                                                                VOLUME AMOUNTS)
Operating revenues..........................................  $   420     $   427
Operating expenses..........................................     (204)       (217)
Other income................................................        8          17
                                                              -------     -------
  EBIT......................................................  $   224     $   227
                                                              =======     =======
Throughput volumes (BBtu/d)
  TGP.......................................................    5,516       5,564
  EPNG......................................................    3,934       3,936
  SNG.......................................................    2,813       3,013
  Equity investments........................................    1,387         812
                                                              -------     -------
          Total throughput..................................   13,650      13,325
                                                              =======     =======

     In March 2000, FERC issued an order allowing us to reactivate our Elba Island liquefied natural gas facility. Following the reactivation, we made adjustments that were previously approved under a FERC order including re-establishing costs related to the facility, which we were previously ordered to write off, and eliminating a regulatory asset for future recoveries of our Elba Island facility costs. As of January 1, 2000, we also stopped recovering amounts under a minimum bill provision under a prior settlement order.

     Operating revenues for the quarter ended March 31, 2000, were $7 million lower than 1999. The decrease was due to lower revenues from relinquished capacity on the EPNG system and the impact of the sale of East Tennessee in March 2000. Also contributing to the decrease was the elimination of our Elba Island facility minimum bill and the favorable resolution of a regulatory issue during the first quarter of 1999. These decreases were partially offset by revenues from the acquisition of Crystal Gas Storage, Inc. in January 2000.

     Operating expenses for the quarter ended March 31, 2000, were $13 million lower than 1999. The decrease was due to lower shared services allocations, lower fuel costs, and the favorable impact of FERC's order authorizing reactivation of SNG's Elba Island facility. These decreases were partially offset by the favorable resolution of regulatory issues during 1999.

     Other income for the quarter ended March 31, 2000, was $9 million lower than 1999. The decrease was due to the favorable settlement of a regulatory issue in 1999 and the elimination of an asset for the future cost recoveries related to the Elba Island facility. These decreases were partially offset by an increase in throughput on our equity investments.

  MERCHANT ENERGY

                                                              FIRST QUARTER
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2000    1999
                                                              -----   -----
                                                              (IN MILLIONS)
Power margin................................................  $ 32     $13
Natural gas margin..........................................    36      22
Petroleum margin............................................     1      --
Other revenue...............................................     4      --
                                                              ----     ---
          Total gross margin and other revenue..............    73      35
Operating expenses..........................................   (21)    (27)
Other.......................................................    (2)     (1)
                                                              ----     ---
  EBIT......................................................  $ 50     $ 7
                                                              ====     ===

     Total gross margin and other revenue for the quarter ended March 31, 2000, was $38 million higher than 1999. Power margin increased due to management fees earned on our Chaparral project which began operations in late 1999. Natural gas margin increased due to the origination of more long-term natural gas transactions in 2000. Petroleum margin increased as a result of re-entering the petroleum markets following the Sonat Inc. merger. Other revenue increased due to the acquisition of EnCap in March 1999.

     Operating expenses for the quarter ended March 31, 2000, were $6 million lower than 1999. The decrease was due to the reimbursement of general and administrative costs paid by our project partner during 2000 relating to our Chaparral project.

  INTERNATIONAL

                                                              FIRST QUARTER
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2000     1999
                                                              -----    -----
                                                              (IN MILLIONS)
Operating revenues..........................................  $ 29     $ 17
Operating expenses..........................................   (31)     (32)
Other income................................................    35       18
                                                              ----     ----
  EBIT......................................................  $ 33     $  3
                                                              ====     ====

     Operating revenues for the quarter ended March 31, 2000, were $12 million higher than 1999. The increase was due to higher revenues from the Rio Negro project which was consolidated in August 1999, and higher revenues on the Manaus power project.

     Operating expenses for the quarter ended March 31, 2000, were $1 million lower than 1999. The decrease was due to lower administrative expenses on consolidated projects and lower project development costs. These decreases were partially offset by an increase in operating costs including payroll, outside services, and depreciation and amortization.

     Other income for the quarter ended March 31, 2000, was $17 million higher than 1999. The increase was due to the benefit realized on our East Asia Power joint venture in March 2000 and higher earnings from equity swap gains recognized on our CAPSA project. These increases were offset by a decrease in equity earnings on East Asia Power.

     In May 2000, we exercised our right to terminate our CAPSA Equity Swap Agreement prior to its maturity. We paid approximately $130 million for the counterparty's 18.5 percent interest in CAPSA's common stock secured under the swap agreement.

  FIELD SERVICES

                                                                 FIRST QUARTER
                                                                     ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                              (IN MILLIONS, EXCEPT
                                                                VOLUME AMOUNTS)
Gathering and treating margin...............................  $    46     $    41
Processing margin...........................................       14           9
                                                              -------     -------
          Total gross margin................................       60          50
Operating expenses..........................................      (41)        (40)
Other income................................................        6           6
                                                              -------     -------
  EBIT......................................................  $    25     $    16
                                                              =======     =======
Throughput volumes (BBtu/d)
  Gathering and treating....................................    3,039       3,290
                                                              =======     =======
  Processing................................................      992         981
                                                              =======     =======
Throughput rates ($/MMBtu)
  Gathering and treating....................................  $  0.17     $  0.14
                                                              =======     =======
  Processing margins........................................  $  0.16     $  0.10
                                                              =======     =======

     Total gross margin for the quarter ended March 31, 2000, was $10 million higher than 1999. Gathering and treating margins increased due to higher average gathering rates in 2000 offset by a decrease in volumes. Processing margin increased due to higher liquids prices in 2000.

     Operating expenses for the quarter ended March 31, 2000, were $1 million higher than 1999. The increase was due to higher depreciation and amortization on the Chaco assets transferred to Field Services from EPNG in May 1999. This increase was partially offset by lower operating expenses including salaries, benefits, operating leases, and shared services allocations.

  PRODUCTION

                                                                  FIRST QUARTER
                                                                      ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (IN MILLIONS, EXCEPT
                                                                 VOLUME AMOUNTS)
Natural gas.................................................   $   111     $    76
Oil, condensate, and liquids................................        26          16
                                                               -------     -------
          Total operating revenues..........................       137          92
Operating expenses..........................................       (82)       (442)
                                                               -------     -------
  EBIT......................................................   $    55     $  (350)
                                                               =======     =======
Volumes
  Natural gas sales (MMcf)..................................    47,083      46,016
                                                               =======     =======
  Oil, condensate, and liquid sales (MBBls).................     1,444       1,459
                                                               =======     =======
Weighted average realized prices
  Natural gas ($/Mcf).......................................   $  2.36     $  1.66
                                                               =======     =======
  Oil, condensate, and liquids ($/BBl)......................   $ 17.80     $ 10.52
                                                               =======     =======

     Operating revenues for the quarter ended March 31, 2000, were $45 million higher than 1999. The increase was due to higher realized prices for natural gas and oil, condensate, and liquids.

     Operating expenses for the quarter ended March 31, 2000, were $360 million lower than 1999. The decrease was due to full cost ceiling test charges incurred in 1999 and efficiencies realized from our 1999 merger with Sonat Inc.

CORPORATE, NET

     Corporate, net for the quarter ended March 31, 2000, was $10 million lower than 1999 due to interest income from a note receivable from Chaparral. This note was paid off at the end of the first quarter of 2000.

INTEREST AND DEBT EXPENSE

     Interest and debt expense for the quarter ended March 31, 2000, was $21 million higher than for 1999. The increase was a result of higher average borrowings in 2000 for ongoing capital projects and investment programs.

MINORITY INTEREST

     Minority interest for the quarter ended March 31, 2000, was $18 million higher than for 1999 due to a third-party preferred interest in Trinity River Associates, L.L.C., which was formed in June 1999.

INCOME TAX EXPENSE

     Income tax expense for the quarter ended March 31, 2000, was $74 million resulting in an effective tax rate of 30 percent. Our effective tax rate was lower than the statutory rate of 35 percent due to foreign income not subject to U.S. tax, exclusions for a portion of our earnings from unconsolidated equity investees for which we anticipate receiving a dividend received deduction, and the utilization of a deferred credit related to loss carryforwards, which decreased our 2000 expense.

     Income tax benefit for the quarter ended March 31, 1999, was $75 million resulting in an effective tax rate of 36 percent. Our effective tax rate was higher than the statutory rate of 35 percent due to foreign income not subject to U.S. tax and exclusions for a portion of our earnings from unconsolidated equity investees for which we anticipate receiving a dividend received deduction, which increased the 1999 benefit.

                        LIQUIDITY AND CAPITAL RESOURCES

  CASH FROM OPERATING ACTIVITIES

     Net cash provided by our operating activities was $35 million for the quarter ended March 31, 2000, compared to $215 million for 1999. The decrease was due to cash payments in 2000 for charges related to the Sonat merger, higher interest and income tax payments in 2000, and increases in the cash used in price risk management activities.

  CASH FROM INVESTING ACTIVITIES

     Net cash provided by our investing activities was $41 million for the quarter ended March 31, 2000. Our investing activities for the quarter included proceeds from the sales of East Tennessee Natural Gas Company and Sea Robin Pipeline Company, the proceeds from the restructuring of our interest in East Asia Power, and the repayment of a note receivable from Chaparral. Investment activities also included additions to joint ventures and equity investments, including acquisitions of power facilities for our Chaparral investment, the acquisition of Crystal Gas Storage, Inc., the Indian Basin gas processing plant, and expenditures for expansion and construction projects.

     We expect internally generated funds, commercial paper issuances, available capacity under existing credit facilities, and the issuance of long-term debt, trust securities, or equity to provide future funding for our capital expenditures, acquisitions, and other investing expenditures.

     In May 2000, El Paso established a $1 billion commercial paper program. This program together with the existing TGP and EPNG commercial paper programs are backstopped by our $2 billion revolving credit facilities.

  CASH FROM FINANCING ACTIVITIES

     Net cash used in our financing activities was $513 million for the quarter ended March 31, 2000. During 2000, we repaid short-term borrowings, retired long-term debt, and paid dividends. Proceeds from our financing activities included the issuance of notes related to Chaparral and the repayment of notes related to East Asia Power.

     We expect internally generated funds, commercial paper issuances, available capacity under existing credit facilities, and the issuance of long-term debt, trust securities or equity to provide future funding for our long-term debt retirements, payments of dividends, and other financing expenditures.

     The following table reflects quarterly dividends declared and paid on our common stock:

                                           AMOUNT PER
            DECLARATION DATE              COMMON SHARE      PAYMENT DATE      TOTAL AMOUNT
            ----------------              ------------      ------------      -------------
                                                                              (IN MILLIONS)
October 20, 1999........................     $0.200       January 11, 2000        $ 46
January 17, 2000........................     $0.206        April 3, 2000          $ 47

     In April 2000, we declared a quarterly dividend of $0.206 per share on our common stock, payable on July 3, 2000, to stockholders of record on June 2, 2000. Also during the three months ended March 31, 2000, we paid dividends of $6 million on the 8 1/4% cumulative preferred stock, Series A of our subsidiary, El Paso Tennessee Pipeline Co.

                         COMMITMENTS AND CONTINGENCIES

     See Note 7, which is incorporated herein by reference.

                                     OTHER

     In March 2000, Field Services sold the El Paso Intrastate-Alabama pipeline system (EPIA) to El Paso Energy Partners, L.P., a master limited partnership in which we are the general partner, for $27 million. EPIA is a natural gas gathering system in the coal seam producing region of Alabama. In the future, we may consider assets we acquire or intend to acquire, as well as assets we own, as candidates for acquisition by El Paso Energy Partners. Any of these transactions would be subject to the approval of El Paso Energy Partner's unitholders or board of directors, and, as necessary, appropriate regulatory bodies.

     In May 2000, SNG filed an application with FERC to expand our pipeline system by 336 million cubic feet of natural gas per day. The project, which will be placed partially in service in June 2002 and partially in service in June 2003, includes 73 miles of pipeline loop and more than 34,000 horsepower of mainline compression. We expect the project to cost approximately $147 million.

     In May 2000, we also disposed of our one-third interest in Destin Pipeline Company to comply with the FTC order related to our merger with Sonat. Proceeds from this sale were $161 million and no material gain or loss was recognized on this transaction.

  NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     See Note 10, which is incorporated herein by reference.

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING STATEMENTS

     We have made statements in this document that constitute forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations. These statements may relate to information or assumptions about:

     - earnings per share;

     - capital and other expenditures;

     - dividends;

     - financing plans;

     - capital structure;

     - cash flow;

     - pending legal proceedings and claims, including environmental matters;

     - future economic performance;

     - operating income;

     - cost savings;

     - management's plans; and

     - goals and objectives for future operations.

     Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

     - the ability to successfully integrate Coastal's and PG&E's Texas midstream operations;

     - the increasing competition within our industry;

     - the timing and extent of changes in commodity prices for natural gas and power;

     - the uncertainties associated with customer contract expirations on our pipeline systems;

     - the potential contingent liabilities and tax liabilities related to our acquisitions;

     - the political and economic risks associated with current and future operations in foreign countries; and

     - the conditions of equity and other capital markets.

     These risk factors are more fully described in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, information disclosed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 1999, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     There are no material changes in market risks from those reported in our Annual Report on Form 10-K for the year ended December 31, 1999, except for the CAPSA swap discussed in Item 2, Results of Operations.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Financial Information, Note 7, which is incorporated herein by reference.

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

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            3.A          -- Restated Certificate of Incorporation of El Paso Energy
                            Corporation, as filed with the Delaware Secretary of
                            State on March 23, 2000 (Exhibit 3.A of El Paso Energy
                            Corporation's Form 8-K filed March 31, 2000).
            4.A          -- Certificate of Designation, Preferences and Rights of
                            Series B Mandatorily Convertible Single Reset Preferred
                            Stock of El Paso Energy Corporation as filed with the
                            Delaware Secretary of State on March 27, 2000 (Exhibit
                            4.A of El Paso Energy Corporation's Form 8-K filed March
                            31, 2000).
          *27            -- Financial Data Schedule

     Undertaking

          The undersigned hereby undertakes, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of long-term debt of El Paso Energy Corporation and its consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of the total consolidated assets of El Paso Energy Corporation and its consolidated subsidiaries.

     b. Reports on Form 8-K

     We filed a Current Report on Form 8-K, dated March 10, 2000, reporting the unaudited pro forma condensed combined financial statements reflecting our proposed merger with The Coastal Corporation.

     We filed a Current Report on Form 8-K, dated March 16, 2000, reporting that Southern Natural Gas Company, one of our subsidiaries, has filed a comprehensive settlement agreement with the FERC to settle all issues related to its current rate proceedings.

     We filed a Current Report on Form 8-K, dated March 29, 2000, filing the Restated Certificate of Incorporation and a Certificate of Designation for our company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EL PASO ENERGY CORPORATION

Date: May 11, 2000                                 /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: May 11, 2000                                /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                                 (Chief Accounting Officer)

                               INDEX TO EXHIBITS

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            3.A          -- Restated Certificate of Incorporation of El Paso Energy
                            Corporation, as filed with the Delaware Secretary of
                            State on March 23, 2000 (Exhibit 3.A of El Paso Energy
                            Corporation's Form 8-K filed March 31, 2000).
            4.A          -- Certificate of Designation, Preferences and Rights of
                            Series B Mandatorily Convertible Single Reset Preferred
                            Stock of El Paso Energy Corporation as filed with the
                            Delaware Secretary of State on March 27, 2000 (Exhibit
                            4.A of El Paso Energy Corporation's Form 8-K filed March
                            31, 2000).
          *27            -- Financial Data Schedule