Form 10-Q
period 2000-06-30
EL PASO ENERGY CORP/DE
filed 2000-08-09
CIK 1066107

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     Common Stock, par value $3.00 per share. Shares outstanding on August 7, 2000: 232,240,986

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           EL PASO ENERGY CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (IN MILLIONS, EXCEPT PER COMMON SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               QUARTER ENDED      SIX MONTHS
                                                                 JUNE 30,       ENDED JUNE 30,
                                                              ---------------   ---------------
                                                               2000     1999     2000     1999
                                                              ------   ------   ------   ------
Operating revenues..........................................  $4,227   $2,597   $7,333   $4,875
                                                              ------   ------   ------   ------
Operating expenses
  Cost of gas and other products............................   3,451    1,949    5,829    3,590
  Operation and maintenance.................................     226      223      436      469
  Merger-related costs and asset impairment charges.........      46      131       46      135
  Ceiling test charges......................................      --       --       --      352
  Depreciation, depletion, and amortization.................     148      141      293      289
  Taxes, other than income taxes............................      36       36       77       76
                                                              ------   ------   ------   ------
                                                               3,907    2,480    6,681    4,911
                                                              ------   ------   ------   ------
Operating income (loss).....................................     320      117      652      (36)
Other income
  Equity investment earnings................................      34       26       38       49
  Interest income...........................................       8        9       28       20
  Net gain on sale of assets................................       1       19       24       22
  Other, net................................................      (1)      10       10       22
                                                              ------   ------   ------   ------
                                                                  42       64      100      113
                                                              ------   ------   ------   ------
Income before interest, income taxes, and other charges.....     362      181      752       77
                                                              ------   ------   ------   ------
Interest and debt expense...................................     127      110      250      212
Minority interest...........................................      27        4       49        8
Income tax expense (benefit)................................      68       23      142      (52)
                                                              ------   ------   ------   ------
                                                                 222      137      441      168
                                                              ------   ------   ------   ------
Income (loss) before preferred dividends of subsidiary,
  extraordinary gain, and
  cumulative effect of accounting change....................     140       44      311      (91)
Preferred stock dividends of subsidiary.....................       6        6       12       12
                                                              ------   ------   ------   ------

Income (loss) before extraordinary gain and cumulative
  effect of accounting change...............................     134       38      299     (103)
Extraordinary gain, net of income taxes.....................      --       --       89       --
Cumulative effect of accounting change, net of income
  taxes.....................................................      --       --       --      (13)
                                                              ------   ------   ------   ------
Net income (loss)...........................................  $  134   $   38   $  388   $ (116)
                                                              ======   ======   ======   ======
Comprehensive income (loss).................................  $  131   $   40   $  386   $ (124)
                                                              ======   ======   ======   ======
Basic earnings per common share
  Income (loss) before extraordinary gain and cumulative
    effect of accounting change.............................  $ 0.58   $ 0.17   $ 1.30   $(0.45)
  Extraordinary gain, net of income taxes...................      --       --     0.39       --
  Cumulative effect of accounting change, net of income
    taxes...................................................      --       --       --    (0.06)
                                                              ------   ------   ------   ------
  Net income (loss).........................................  $ 0.58   $ 0.17   $ 1.69   $(0.51)
                                                              ======   ======   ======   ======
Diluted earnings per common share
  Income (loss) before extraordinary gain and cumulative
    effect of accounting change.............................  $ 0.56   $ 0.17   $ 1.27   $(0.45)
  Extraordinary gain, net of income taxes...................      --       --     0.37       --
  Cumulative effect of accounting change, net of income
    taxes...................................................      --       --       --    (0.06)
                                                              ------   ------   ------   ------
  Net income (loss).........................................  $ 0.56   $ 0.17   $ 1.64   $(0.51)
                                                              ======   ======   ======   ======
Basic average common shares outstanding.....................     230      227      229      226
                                                              ======   ======   ======   ======
Diluted average common shares outstanding...................     242      230      240      226
                                                              ======   ======   ======   ======
Dividends declared per common share.........................  $ 0.21   $ 0.20   $ 0.41   $ 0.40
                                                              ======   ======   ======   ======

                            See accompanying notes.

                           EL PASO ENERGY CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                         ASSETS
Current assets
  Cash and cash equivalents.................................    $   129       $   545
  Accounts and notes receivable, net........................      2,479         1,662
  Materials and supplies....................................         74            74
  Assets from price risk management activities..............      1,802           233
  Other.....................................................        369           397
                                                                -------       -------
          Total current assets..............................      4,853         2,911
Property, plant, and equipment, net.........................     10,484        10,261
Investments in unconsolidated affiliates....................      2,200         2,029
Other.......................................................      1,798         1,456
                                                                -------       -------
          Total assets......................................    $19,335       $16,657
                                                                =======       =======

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts and notes payable................................    $ 2,439       $ 1,658
  Short-term borrowings (including current maturities of
     long-term debt)........................................        732         1,344
  Liabilities from price risk management activities.........      1,061           197
  Other.....................................................        975           499
                                                                -------       -------
          Total current liabilities.........................      5,207         3,698
Long-term debt, less current maturities.....................      4,998         5,223
Deferred income taxes.......................................      1,771         1,738
Other.......................................................      1,860         1,358
Commitments and contingencies
Company-obligated preferred securities of El Paso Energy
  Capital Trust I and IV....................................        625           325
Minority interest...........................................      1,581         1,368
Stockholders' equity
  Common stock, par value $3 per share; authorized
     750,000,000 shares; issued 240,778,311 and 238,542,335
     shares, respectively...................................        722           716
  Additional paid-in capital................................      1,434         1,367
  Retained earnings.........................................      1,500         1,207
  Accumulated other comprehensive income....................        (31)          (29)
  Treasury stock (at cost); 8,836,727 and 8,947,565 shares,
            respectively....................................       (272)         (273)
  Deferred compensation.....................................        (60)          (41)
                                                                -------       -------
          Total stockholders' equity........................      3,293         2,947
                                                                -------       -------
          Total liabilities and stockholders' equity........    $19,335       $16,657
                                                                =======       =======

                            See accompanying notes.

                           EL PASO ENERGY CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                  SIX MONTHS
                                                                    ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Cash flows from operating activities
  Net income (loss).........................................  $   388    $  (116)
  Adjustments to reconcile net income (loss) to net cash
     from operating activities
     Depreciation, depletion, and amortization..............      293        289
     Ceiling test charges...................................       --        352
     Deferred income tax expense............................       41          4
     Net gain on sale of assets.............................      (24)       (22)
     Undistributed earnings in equity investees.............      (10)       (42)
     Non-cash portion of merger related charges.............       --        112
     Extraordinary gain on sales............................     (149)        --
     Cumulative effect of accounting change.................       --         13
     Other..................................................      (13)        (9)
  Working capital changes, net of non-cash transactions.....     (665)      (241)
  Other.....................................................      (38)       (83)
                                                              -------    -------
          Net cash provided by (used in) operating
           activities.......................................     (177)       257
                                                              -------    -------
Cash flows from investing activities
  Purchases of property, plant, and equipment...............     (639)      (403)
  Net proceeds from sale of assets..........................      506         27
  Additions to investments..................................     (938)      (595)
  Proceeds from sale of investments.........................      253         24
  Change in cash deposited in escrow related to equity
     investee...............................................       24        (89)
  Repayment of notes receivable from Chaparral..............      647         --
  Cash paid for acquisitions, net of cash received..........     (163)       (36)
                                                              -------    -------
          Net cash used in investing activities.............     (310)    (1,072)
                                                              -------    -------
Cash flows from financing activities
  Net borrowings (repayments) of commercial paper and
     short-term notes.......................................     (799)       179
  Revolving credit borrowings...............................      425        532
  Revolving credit repayments...............................     (460)      (872)
  Net proceeds from issuance of long-term debt..............       --        496
  Payments to retire long-term debt.........................      (40)       (32)
  Increase in notes payable to Chaparral....................      477         --
  Increase (decrease) in notes payable to equity investee...      (15)        89
  Net proceeds from issuance of Company-obligated preferred
     securities of El Paso Energy Capital Trust IV..........      293         --
  Net proceeds from issuance of minority interests in
     subsidiaries ..........................................      245        493
  Dividends paid............................................      (93)      (104)
  Other.....................................................       38          9
                                                              -------    -------
          Net cash provided by financing activities.........       71        790
                                                              -------    -------
Decrease in cash and cash equivalents.......................     (416)       (25)
Cash and cash equivalents
          Beginning of period...............................      545        104
                                                              -------    -------
          End of period.....................................  $   129    $    79
                                                              =======    =======

                            See accompanying notes.

                           EL PASO ENERGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 1999 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The condensed consolidated financial statements at June 30, 2000, and for the quarters and six months ended June 30, 2000 and 1999, are unaudited. The condensed consolidated balance sheet at December 31, 1999, is derived from the audited financial statements. These financial statements do not include all disclosures required by accounting principles generally accepted in the United States, but have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In our opinion, all material adjustments, all of which are of a normal, recurring nature, have been made to fairly present our results of operations. Information for any interim period may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The financial information for the quarter and six months ended June 30, 1999, includes the combined historical results of El Paso and Sonat Inc. to reflect our October 1999 merger with Sonat, which was accounted for as a pooling of interests. The prior period information also includes reclassifications which were made to conform to the current presentation. These reclassifications have no effect on our reported net income or stockholders' equity.

  Ceiling Test Charges

     Under the full cost method of accounting for natural gas and oil properties, we perform quarterly ceiling tests to ensure that the carrying value of natural gas and oil properties is not overstated. At March 31, 1999, our capitalized costs exceeded this ceiling test limit by $352 million. This write-down is included as ceiling test charges in our statements of income.

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

  Other

     During 2000, we made smaller acquisitions and acquired interests in new assets, including power generation facilities, oil and natural gas transportation systems, and energy management businesses for cash and notes.

3. EXTRAORDINARY GAIN

     During the first quarter of 2000, we sold East Tennessee Natural Gas Company and Sea Robin Pipeline Company to comply with a Federal Trade Commission
(FTC) order related to our merger with Sonat. Net proceeds from the sales were $457 million and we recognized an extraordinary gain of $89 million, net of income taxes of $60 million. In May 2000, we also disposed of our one-third interest in Destin Pipeline Company to comply with the same FTC order. Net proceeds from this sale were $159 million and no material gain or loss was recognized on this transaction.

4. EARNINGS PER SHARE

     Our computation of basic and diluted earnings per common share are presented below.

                                                                    QUARTER ENDED JUNE 30,
                                                             ------------------------------------
                                                                  2000                1999
                                                             ---------------   ------------------
                                                             BASIC   DILUTED   BASIC   DILUTED(1)
                                                             -----   -------   -----   ----------
                                                                   (IN MILLIONS, EXCEPT PER
                                                                    COMMON SHARE AMOUNTS)
Income before extraordinary gain and cumulative effect of
  accounting change........................................  $ 134    $ 134    $  38     $  38
  Interest on trust preferred securities...................     --        3       --        --
                                                             -----    -----    -----     -----
Adjusted net income........................................  $ 134    $ 137    $  38     $  38
                                                             =====    =====    =====     =====
Average common shares outstanding..........................    230      230      227       227
Effect of dilutive securities
  Restricted stock.........................................     --       --       --        --
  Stock options............................................     --        4       --         3
  Trust preferred securities...............................     --        8       --        --
                                                             -----    -----    -----     -----
Average common shares outstanding..........................    230      242      227       230
                                                             =====    =====    =====     =====
Earnings per common share..................................  $0.58    $0.56    $0.17     $0.17
                                                             =====    =====    =====     =====

---------------

(1) The addition of trust preferred securities to potential average common shares outstanding would have increased earnings per share for the quarter ended June 30, 1999. Therefore, the trust preferred securities and the interest on these securities have not been factored into dilutive earnings per share for this period.

                                                               SIX MONTHS ENDED JUNE 30,
                                                              ---------------------------
                                                                    2000          1999(1)
                                                              -----------------   -------
                                                              BASIC    DILUTED     BASIC
                                                              ------   --------   -------
                                                               (IN MILLIONS, EXCEPT PER
                                                                 COMMON SHARE AMOUNTS)
Income (loss) before extraordinary gain and cumulative
  effect of accounting change...............................  $ 299     $ 299     $ (103)
  Interest on trust preferred securities....................     --         5         --
                                                              -----     -----     ------
  Adjusted income (loss) before extraordinary gain and
     cumulative effect of accounting change.................    299       304       (103)
  Extraordinary gain, net of income taxes...................     89        89         --
  Cumulative effect of accounting change, net of income
     taxes..................................................     --        --        (13)
                                                              -----     -----     ------
Adjusted net income (loss)..................................  $ 388     $ 393     $ (116)
                                                              =====     =====     ======
Average common shares outstanding...........................    229       229        226
Effect of dilutive securities
  Restricted stock..........................................     --        --         --
  Stock options.............................................     --         3         --
  Trust preferred securities................................     --         8         --
                                                              -----     -----     ------
Average common shares outstanding...........................    229       240        226
                                                              =====     =====     ======
Earnings per common share
  Adjusted income (loss) before extraordinary gain and
     cumulative effect of accounting change.................  $1.30     $1.27     $(0.45)
  Extraordinary gain, net of income taxes...................   0.39      0.37         --
  Cumulative effect of accounting change, net of income
     taxes..................................................     --        --      (0.06)
                                                              -----     -----     ------
  Net income (loss).........................................  $1.69     $1.64     $(0.51)
                                                              =====     =====     ======

---------------

(1) The addition of potential average common shares outstanding for 1999 would have reduced the loss per share. Therefore, the diluted loss per share has not been presented for 1999.

5. PROPERTY, PLANT, AND EQUIPMENT

     Our property, plant, and equipment consisted of the following at June 30, 2000 and December 31, 1999:

                                                               2000       1999
                                                              -------    -------
                                                                (IN MILLIONS)
Property, plant, and equipment, at cost
  Natural Gas Transmission..................................  $ 7,972    $ 8,121
  Merchant Energy...........................................      243        200
  International.............................................      314        316
  Field Services............................................    1,243      1,220
  Production................................................    5,651      5,415
  Corporate and other.......................................      205        196
                                                              -------    -------
                                                               15,628     15,468
Less accumulated depreciation...............................    7,599      7,656
                                                              -------    -------
                                                                8,029      7,812
Additional acquisition cost assigned to utility plant, net
  of accumulated amortization...............................    2,455      2,449
                                                              -------    -------
Total property, plant, and equipment, net...................  $10,484    $10,261
                                                              =======    =======

6. COMMITMENTS AND CONTINGENCIES

  Rates and Regulatory Matters

     Each of our pipeline systems has contracts covering a portion of their firm transportation capacity with various terms of maturity, and each operates in different markets and regions with different competitive and regulatory pressures which can impact their ability to renegotiate and renew existing contracts, or enter into new long-term firm transportation commitments. By November 2000, contracts representing 20 percent of Tennessee Gas Pipeline Company's (TGP) firm transportation capacity will expire. In March 2000, Southern Natural Gas Company (SNG) extended its firm transportation and storage contracts until 2005 or later, substantially all of which were at the maximum tariff rates allowed under its settlement. El Paso Natural Gas Company (EPNG) has 27 percent of its capacity subscribed under shorter-term contracts. On each of our pipeline systems, we are aggressively pursuing the renegotiation and renewal of expiring contracts, and the sale of excess capacity under firm transportation arrangements. However, we are uncertain if future contracts will be on terms as favorable to us as those that currently exist. Also, customers and other groups may dispute new and renewed contracts. As a result, we cannot be sure that regulators or other jurisdictional bodies will not intercede in our re-contracting process and alter the ultimate outcome of our efforts.

     All of EPNG's customers who were parties to its rate case settlement participate in risk sharing provisions under the settlement. As of June 30, 2000, EPNG had unearned risk sharing revenues of $112 million and had $47 million remaining to be collected from customers under this provision. If revenue from remarketing its relinquished capacity to customers exceeds certain dollar levels specified in the risk sharing agreement, EPNG may be obligated to refund a portion of the excess to customers. Under this provision, EPNG refunded $15 million for 1999 revenues to customers and has reserved $6 million against 2000 revenues. The risk sharing provisions of the rate settlement extend through 2003, at which time EPNG will be at risk for all unsubscribed, excess capacity on its system.

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

  Legal Proceedings

     In November 1993, TransAmerican Natural Gas Corporation filed a complaint in a Texas state court against us which sought approximately $7.5 billion in actual and punitive damages related to our 1990 settlement agreement with TransAmerican and others. TransAmerican's complaint advanced ten causes of action. Some of the causes of action were previously dismissed. Trial on the remaining claims began on
May 1, 2000. During the trial commencement, all claims against all defendants were settled. The settlement had no material adverse effect on our financial position, results of operations, or cash flows.

     In April 1996, a former employee of TransAmerican filed a related case in Harris County, Texas, Vickroy E. Stone v. Godwin & Carlton, P.C., et al., seeking other damages in unspecified amounts related to litigation consulting work allegedly performed for various entities, including EPNG, in cases involving TransAmerican. In June 1998, the court granted our motion for summary judgment and dismissed all claims in the Stone litigation. In May 2000, the Texas Court of Appeals in Houston, Texas, upheld the trial court's rulings, except for one claim relating to failure to pay Stone a bonus. Both EPNG and Stone have filed motions for rehearing with the court of appeals. Based on information available at this time, we believe that the claims asserted against us in this case have no factual or legal basis.

     In February 1998, the United States and the State of Texas filed in a U.S. District Court a Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) cost recovery action against fourteen companies, including certain of our current and former affiliated companies, relating to the Sikes Disposal Pits Superfund Site located in Harris County, Texas. The suit claims that the United States and the State of Texas have spent over $125 million in remediating Sikes, and seeks to recover that amount plus interest from the defendants to the suit. Although an investigation relating to Sikes is in the preliminary stages, we believe that the amount of material, if any, disposed at Sikes by our former affiliates was small, possibly de minimis. However, the plaintiffs have alleged that the defendants are each jointly and severally liable for the entire remediation costs and have also sought a declaration of liability for future response costs such as groundwater monitoring.

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

     In November 1988, the Kentucky environmental agency filed a complaint in a Kentucky state court alleging that TGP discharged pollutants into the waters of the state and disposed of PCBs without a permit. The agency sought an injunction against future discharges, an order to remediate or remove PCBs, and a civil penalty. TGP entered into agreed orders with the agency to resolve many of the issues raised in the original allegations, has received water discharge permits from the agency for its Kentucky compressor stations, and continues to work to resolve the remaining issues. The relevant Kentucky compressor stations are scheduled to be characterized and remediated under the consent order with the EPA.

     A number of our subsidiaries are named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. We have also been named defendants in a similar class action suit, Quinque Operating Company v. Gas Pipelines. This complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint. We believe both complaints are without merit.

     In 1999, our production company was sued in Clint Miller, et. al. v. Sonat Exploration Company, et. al., as a result of the blowout of a well in Bienville, Louisiana which caused the deaths of seven individuals and injuries to four others. The plaintiffs sought in excess of $5 billion in compensatory and punitive damages against us and our co-defendants. We reached a settlement with the principal claimants in May 2000. However, two estate claims remain with no trial date currently set. Following the settlement, there are now actions pending and negotiations underway for recovery of settlement amounts from other defendants, non-operating working interest owners, and insurance carriers. At this time, we believe it is probable that we will recover the amounts funded under these settlements.

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

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 2000, we had reserved $235 million for expected environmental costs.

     In addition, we expect to make capital expenditures of approximately $3 million in 2000 and a total of $120 million for the years 2001 through 2007 for environmental matters primarily relating to compliance with air regulations and control of water discharges. Some of our subsidiaries have been designated, have received notice that they could be designated, or have been asked for information to determine whether they could be designated as a potentially responsible party with respect to 30 active sites under CERCLA.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations, and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe the recorded reserves are adequate.

7. DEBT AND OTHER CREDIT FACILITIES

     Since the beginning of 2000, we:

     - established, borrowed and repaid $250 million under a non-committed line of credit;

     - redeemed the Hattiesburg Gas Storage Company's 8.12% Secured Guaranteed Notes due 2005 in an aggregate principal amount of $36 million;

     - formed the El Paso Energy Capital Trust IV, a Delaware statutory business trust, and issued variable rate preferred securities, as described in
       Note 11;

     - established a $1 billion commercial paper program for El Paso Energy as an addition to TGP's and EPNG's current programs;

     - redeemed DeepTech's 12% Notes Due 2000, in an aggregate principal amount of $82 million; and

     - received funds, which were used to pay down short-term borrowings and for other corporate purposes, from Chaparral Investors as described in Note 9.

     In August 2000, we replaced our $1,250 million and our $750 million revolving credit facilities with a $2 billion 364-day renewable revolving credit and competitive advance facility and a $1 billion 3-year revolving credit and competitive advance facility. EPNG and TGP are also designated borrowers under these new facilities. The interest rate for these facilities varies and would have been LIBOR plus 50 basis points on June 30, 2000. The available credit under these facilities is expected to be used for general corporate purposes including, but not limited to, supporting our commercial paper programs.

     At June 30, 2000, our weighted average interest rate on short-term borrowings was 7.1% and at December 31, 1999, it was 6.6%. We had the following short-term borrowings, including current maturities of long-term debt at June 30, 2000 and December 31, 1999:

                                                              2000     1999
                                                              ----    ------
                                                              (IN MILLIONS)
Commercial paper............................................  $418    $1,217
Other credit facilities.....................................    --        35
Current maturities of long-term debt........................   314        92
                                                              ----    ------
                                                              $732    $1,344
                                                              ====    ======

8. SEGMENT INFORMATION

     We segregate our business activities into five distinct operating segments:

     - Natural Gas Transmission;

     - Merchant Energy;

     - International;

     - Field Services; and

     - Production.

     These segments are strategic business units that provide a variety of energy products and services. They are managed separately, as each business unit requires different technology and marketing strategies. We measure segment performance using earnings before interest and taxes (EBIT). At the beginning of 2000, we transferred EnCap Investments L.L.C. from the Field Services segment to the Merchant Energy segment. All periods presented have been restated for this change.

                                                  AS OF AND FOR THE QUARTER ENDED JUNE 30, 2000
                               ------------------------------------------------------------------------------------
                                 NATURAL
                                   GAS        MERCHANT                    FIELD
                               TRANSMISSION    ENERGY    INTERNATIONAL   SERVICES   PRODUCTION   OTHER(A)    TOTAL
                               ------------   --------   -------------   --------   ----------   --------   -------
                                                                  (IN MILLIONS)
Revenues from external
  customers..................     $  345       $3,642       $   26        $  141      $   69      $   4     $ 4,227
Intersegment revenues........         41            7           --            16          62       (126)         --
Operating income (loss)......        177          141           (5)           24          52        (69)        320
EBIT.........................        190          152           12            30          52        (74)        362
Segment assets...............      8,750        5,156        1,521         1,503       1,582        823      19,335

                                                  AS OF AND FOR THE QUARTER ENDED JUNE 30, 1999
                               ------------------------------------------------------------------------------------
                                 NATURAL
                                   GAS        MERCHANT                    FIELD
                               TRANSMISSION    ENERGY    INTERNATIONAL   SERVICES   PRODUCTION   OTHER(A)    TOTAL
                               ------------   --------   -------------   --------   ----------   --------   -------
                                                                  (IN MILLIONS)
Revenues from external
  customers..................     $  388       $2,075       $   12        $   95      $   34      $  (7)    $ 2,597
Intersegment revenues........         16            5           --            19          84       (124)         --
Operating income (loss)......        209            1           (4)           12          39       (140)        117
EBIT.........................        217            6           16            35          40       (133)        181
Segment assets...............      8,678        2,072        1,195         1,465       1,230        589      15,229

                                                 AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2000
                               ------------------------------------------------------------------------------------
                                 NATURAL
                                   GAS        MERCHANT                    FIELD
                               TRANSMISSION    ENERGY    INTERNATIONAL   SERVICES   PRODUCTION   OTHER(A)    TOTAL
                               ------------   --------   -------------   --------   ----------   --------   -------
                                                                  (IN MILLIONS)
Revenues from external
  customers..................     $  740       $6,169       $   55        $  260      $  107      $   2     $ 7,333
Intersegment revenues........         66           16           --            33         161       (276)         --
Operating income (loss)......        393          193           (7)           43         107        (77)        652
EBIT.........................        414          202           45            55         107        (71)        752
Segment assets...............      8,750        5,156        1,521         1,503       1,582        823      19,335

---------------
(a) Includes corporate, eliminations, and other non-operating segment activities.

                                                AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 1999
                              -------------------------------------------------------------------------------------
                                NATURAL
                                  GAS        MERCHANT                    FIELD
                              TRANSMISSION    ENERGY    INTERNATIONAL   SERVICES   PRODUCTION   OTHER(A)    TOTAL
                              ------------   --------   -------------   --------   ----------   --------   --------
                                                                  (IN MILLIONS)
Revenues from external
  customers.................     $  799       $3,825       $   29        $  175      $   53      $  (6)    $  4,875
Intersegment revenues.......         32            8           --            38         157       (235)          --
Operating income (loss).....        419            9          (19)           22        (311)      (156)         (36)
EBIT........................        444           13           19            51        (310)      (140)          77
Segment assets..............      8,678        2,072        1,195         1,465       1,230        589       15,229

---------------
(a) Includes corporate, eliminations, and other non-operating segment activities.

9. INVESTMENT IN UNCONSOLIDATED AFFILIATES

     We hold investments in various affiliates which we account for using the equity method of accounting. Summarized financial information for our proportionate share of these investments is as follows:

                                                                           SIX MONTHS
                                                           QUARTER ENDED      ENDED
                                                             JUNE 30,       JUNE 30,
                                                           -------------   -----------
                                                           2000    1999    2000   1999
                                                           -----   -----   ----   ----
                                                                  (IN MILLIONS)
Operating results data
  Revenues and other income..............................  $284    $264    $488   $444
  Costs and expenses.....................................   228     215     426    367
  Income from continuing operations......................    56      49      62     77
  Net income.............................................    34      26      38     49

  East Asia Power

     At December 31, 1999, we held a 92 percent ownership interest in East Asia Power Resources Corporation. In March 2000, we converted our investment into a 50/50 joint venture with a third party. In the transaction, we received $85 million, net of transaction costs, and recognized a $20 million benefit. At the time of the conversion, our investment in East Asia Power was $131 million. East Asia Power owns and operates seven power generation facilities in the Philippines and one plant in China, with a total generating capacity of 412 megawatts. Electric power generated by the facilities is supplied to a diversified base of customers, including National Power Corporation, the Philippine state-owned utility, private distribution companies and industrial users.

  Chaparral Investors

     During the first quarter of 2000, Chaparral completed its acquisitions of several domestic non-utility generation assets including equity interests in eleven natural gas-fired combined generation facilities in California, two natural gas-fired electric generation plants located in Dartmouth, Massachusetts and Pawtucket, Rhode Island, and all the outstanding shares of Bonneville Pacific Corporation, which owns a 50 percent interest in a power generation facility. Chaparral also acquired several operating companies which provide the services required to operate and maintain these newly acquired facilities and a natural gas service company which provides fuel procurement services to eight of Chaparral's natural gas-fired combined generation facilities in California. Chaparral acquired these assets from us in exchange for notes payable in the amount of $385 million. In March 2000, Chaparral's third-party investor increased its overall investment in Chaparral by $1,027 million. The proceeds were used by Chaparral to repay $647 million of notes from us, to make a $278 million contribution to an overfund trust as provided in the Chaparral agreement, to invest in a note with us, and to fund transaction costs. Also, in March 2000, we issued mandatorily convertible preferred stock to a share trust we control. Upon the occurrence of certain negative events, the trustee of the trust may be required to remarket our preferred stock on terms that are designed to generate $1 billion to distribute to the third party investor.

     Under our management agreement with Chaparral, we earn a performance-based management fee. We are also reimbursed for expenses we incur on behalf of Chaparral. For 2000, our management fee related to Chaparral has been fixed at $100 million. This fee includes an $80 million performance-based component and a $20 million reimbursement for costs we will incur on behalf of Chaparral. We will recognize this fee ratably throughout the year as we provide management services.

10. MINORITY INTEREST

     In May 2000, we formed Clydesdale Associates, L.P., a limited partnership, and several other separate legal entities to generate funds to invest in capital projects and other assets. We contributed $55 million into this structure and a third-party investor contributed $250 million. The third-party investor is entitled to an adjustable preferred return derived from the net income of the partnership. Clydesdale used the proceeds to invest in a note receivable with us. The third-party's contributions are collateralized by production properties, rental income from real estate assets, and notes receivable from us. We have the option to acquire the third-party's interest in the structure at any time prior to May 2005. If we do not exercise this option, or if the terms of the agreement are not extended, the note receivable will mature and a portion of the proceeds will be used to redeem the third-party investor's interest in the structure. The assets, liabilities and operations of the partnership and the other entities involved in this transaction are included in our consolidated financial statements. The third-party investor's interest is included as minority interest in our balance sheets and their preferred return is included in minority interest in our statements of income.

11. COMPANY-OBLIGATED PREFERRED SECURITIES

     In May 2000, we increased our company-obligated preferred securities by forming El Paso Energy Capital Trust IV which issued $300 million of preferred securities to a third party investor. These preferred securities pay cash distributions at a floating rate equal to the three-month LIBOR plus 75 basis points. As of June 30, 2000, the floating rate was 7.58%. These preferred securities must be redeemed by Trust IV no later than November 30, 2003. Proceeds from the sale of the securities were used by Trust IV to purchase a series of our floating rate senior debentures whose yield and maturity terms mirror those of the preferred securities issued by Trust IV. The sole assets of Trust IV are these floating rate senior debentures. We guarantee the obligations of Trust IV related to its preferred securities. At the time Trust IV issued the preferred securities, we also agreed to issue $300 million of equity securities, including but not limited to, our common stock in one or more public offerings prior to May 31, 2003.

12. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, to establish accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. This pronouncement requires us to classify derivatives as either assets or liabilities on the balance sheet, with a corresponding offset to income or other comprehensive income, and measure those instruments at fair value. If certain conditions are met, we may specifically designate a derivative as a hedge of:

     - the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment;

     - the exposure to variable cash flows of a forecasted transaction; or

     - the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

     The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

     SFAS No. 137, Deferral of the Effective Date of SFAS 133, amended the standard in June 1999 to defer the effective date. Consequently, SFAS No. 133 will be effective for us January 1, 2001.

     In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS No. 133. The amendment:

     - expands the normal purchases and sales exception;

     - redefines specific risks that can be designated as hedges;

     - allows recognition of foreign-currency-denominated assets and liabilities as hedged items; and

     - permits intercompany derivatives to be designated as hedging instruments for foreign currency risk if the hedge is offset by an unrelated third party on a net basis (netting risks is permitted only for foreign currency transactions).

We are currently evaluating the effects these pronouncements will have on our financial position, results of operations, or cash flows.

  Staff Accounting Bulletin No. 101

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, to provide guidance for revenue recognition issues and disclosure requirements. SAB No. 101 offers guidelines, examples, and explanations for uncertain matters relating to the recognition of revenue and will be effective for us in the fourth quarter of 2000. We do not believe the adoption of SAB No. 101 will have a material impact on our financial position, results of operations, or cash flows.

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

                              RECENT DEVELOPMENTS

  MERGER WITH THE COASTAL CORPORATION

     In January 2000, we entered into a definitive agreement to merge with Coastal. In the merger, we will convert each share of Coastal's common stock and Class A common stock on a tax-free basis into 1.23 shares of our common stock. We will exchange Coastal's outstanding convertible preferred stock for our common stock on the same basis as if we had converted the preferred stock into Coastal's common stock immediately prior to the merger. At June 30, 2000, the total value of the transaction was approximately $18 billion, including $6 billion of assumed debt and preferred equity. We will account for the transaction as a pooling of interests, and expect it to close in the fourth quarter of 2000. On May 5, 2000, Coastal's stockholders approved and adopted the merger agreement and our stockholders approved the issuance of shares of common stock in connection with the merger. On July 26, 2000, the Federal Energy Regulatory Commission (FERC) approved our proposed merger. The merger will be completed only if a number of conditions are met or waived, including:

     - no law or court order prohibits the transaction;

     - all relevant waiting periods under federal antitrust laws applicable to the merger expire or terminate;

     - all other regulatory approvals are received without conditions that would have a material adverse effect on the financial condition, results of operations, or cash flows of the post-merger combined businesses;

     - the independent public accountants of both companies concur that the merger will qualify for pooling of interests accounting treatment; and

     - attorneys for both companies issue opinions that the merger is expected to be tax-free.

     Coastal is a diversified energy holding company. It is engaged, through its subsidiaries and joint ventures, in natural gas transmission, storage, gathering, processing and marketing; natural gas and oil exploration and production; and petroleum refining, marketing and distribution. It owns interests in approximately 18,000 miles of natural gas pipelines extending across the midwestern and the Rocky Mountain areas of the United States and has proved reserves of 3.6 Tcfe.

---------------

(1) As generally used in the energy industry and in this document, the following terms have the following meanings:

Bbl    =    barrel                                         MMBtu     =    million British thermal units
BBtu/d =    billion British thermal units per day          Mcf       =    thousand cubic feet
Bcf/d  =    billion cubic feet per day                     MMcf/d    =    million cubic feet per day
MBbls  =    thousand barrels                               Tcfe      =    trillion cubic feet of gas equivalents

    When we refer to natural gas and oil in "equivalents," we are doing so to compare quantities of oil with quantities of natural gas or to express these different commodities in a common unit. In calculating equivalents, we use a generally recognized standard in which one Bbl is equal to approximately six Mcf.

  PURCHASE OF TEXAS MIDSTREAM OPERATIONS

     In January 2000, we entered into an agreement to purchase the natural gas and natural gas liquids businesses of PG&E Gas Transmission, Texas Corporation, and PG&E Gas Transmission Teco, Inc. The value of the transaction is approximately $840 million, including assumed debt of $561 million. The acquisition is expected to close during the third quarter of 2000 and is subject to the receipt of certain required governmental approvals and third party consents. We will account for the transaction as a purchase and will include the acquired operations in our Field Services segment upon completion of the transaction. Some of these acquired operations are candidates for acquisition by El Paso Energy Partners, a master-limited partnership of which we are the general partner.

     We will acquire assets consisting of 8,500 miles of intrastate natural gas transmission pipelines that transport approximately 2.8 Bcf/d in the South Texas area, nine natural gas processing plants that currently process 1.5 Bcf/d, and a
7.2 Bcf natural gas storage field. The transaction also includes significant natural gas liquids pipelines and fractionation facilities.

                             RESULTS OF OPERATIONS

     For the quarter ended June 30, 2000, our net income was $134 million versus $38 million for 1999. Substantial growth in the earnings of our Merchant Energy segment and continued strong performance in our other non-regulated segments were the primary reasons for the increase. Partially offsetting this increase were higher interest and debt expense and income taxes in the second quarter of 2000. EBIT was $362 million for the second quarter 2000, versus $181 million for 1999, with our non-regulated business units comprising approximately 68 percent of our 2000 total.

     For the six months ended June 30, 2000, our net income was $388 million versus a net loss of $116 million for 1999. Stronger performance in all of our non-regulated business units and a gain on the sales of our East Tennessee and Sea Robin pipeline systems in compliance with the FTC order related to our 1999 merger with Sonat contributed to the increase. The variance was further impacted by a first quarter 1999 ceiling test write-down under the full cost accounting method in our Production segment and merger costs related to Sonat in the second quarter of 1999. These increases were offset by higher interest and debt expense and income taxes during 2000. EBIT was $752 million for the six months ended June 30, 2000 versus $77 million for 1999, with our non-regulated business units comprising approximately 54 percent of our 2000 total.

     During the third quarter of 2000, we anticipate completing our acquisition of PG&E's Texas mid-stream operations. These operations are expected to have a positive impact on our overall results for the remainder of 2000. However, any delays in closing this acquisition will reduce its potentially positive impacts. In the fourth quarter of 2000, we also anticipate completing our merger with Coastal. We anticipate incurring significant transaction costs as these mergers are completed. A substantial amount of our expected merger-related costs should be reflected in the remaining quarters of 2000 and, to a lesser extent, into the early part of 2001. A more detailed analysis of our segment results and non-operating expenses is discussed below.

                                SEGMENT RESULTS

     Our June 30, 1999, financial information includes the combined historical results of El Paso and Sonat to reflect our October 1999 merger with Sonat, which was accounted for as a pooling of interests. At the beginning of 2000, we transferred EnCap from the Field Services segment to the Merchant Energy segment. All periods presented have been restated for these changes.

                                                        QUARTER ENDED        SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                       2000       1999       2000       1999
                                                      -------    -------    -------    -------
                                                                   (IN MILLIONS)
 EARNINGS BEFORE INTEREST EXPENSE AND INCOME TAXES
Natural Gas Transmission............................  $   190    $   217    $   414    $   444
Merchant Energy.....................................      152          6        202         13
International.......................................       12         16         45         19
Field Services......................................       30         35         55         51
Production..........................................       52         40        107       (310)
                                                      -------    -------    -------    -------
  Segment total.....................................      436        314        823        217
Corporate, net......................................      (74)      (133)       (71)      (140)
                                                      -------    -------    -------    -------
  Consolidated EBIT.................................  $   362    $   181    $   752    $    77
                                                      =======    =======    =======    =======

  NATURAL GAS TRANSMISSION

                                                        QUARTER ENDED        SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                       2000       1999       2000       1999
                                                      -------    -------    -------    -------
                                                        (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues..................................  $   386    $   404    $   806    $   831
Operating expenses..................................     (209)      (195)      (413)      (412)
Other income........................................       13          8         21         25
                                                      -------    -------    -------    -------
  EBIT..............................................  $   190    $   217    $   414    $   444
                                                      =======    =======    =======    =======
Throughput volumes (BBtu/d)
  TGP...............................................    4,216      4,790      4,866      5,175
  EPNG..............................................    4,000      3,939      3,967      3,938
  SNG...............................................    2,037      2,524      2,425      2,767
  Equity investments (our share)....................    1,011      1,163      1,199        988
                                                      -------    -------    -------    -------
          Total throughput..........................   11,264     12,416     12,457     12,868
                                                      =======    =======    =======    =======

  Second Quarter 2000 Compared to Second Quarter 1999

     Operating revenues for the quarter ended June 30, 2000, were $18 million lower than 1999. The decrease was due to the impact from the sales of our East Tennessee Pipeline and Sea Robin systems in the first quarter of 2000. Also contributing to the decrease was the favorable resolution of regulatory issues in 1999 on the TGP system, lower rates on the SNG system following its 2000 rate case settlement, and the elimination in the first quarter of 2000 of the minimum bill on our Elba Island facility which is undergoing reactivation. These decreases were partially offset by higher revenues from transportation and other services provided on each of our systems and revenues from our acquisition of Crystal Gas Storage, Inc. in January 2000.

     Operating expenses for the quarter ended June 30, 2000, were $14 million higher than 1999. The increase was due to the favorable resolution of our customer imbalance mechanism in 1999 on the TGP system as well as unfavorable producer and other settlements in the second quarter of 2000 on the EPNG system. The increase was partially offset by lower shared services allocations following our merger with Sonat, lower expenses due to the sale of our East Tennessee Pipeline and Sea Robin systems in March 2000, and lower system operating costs.

     Other income for the quarter ended June 30, 2000, was $5 million higher than 1999 due to increased equity earnings resulting from lower debt related costs on Citrus in 2000.

  Six Months Ended 2000 Compared to Six Months Ended 1999

     Operating revenues for the six months ended June 30, 2000, were $25 million lower than 1999. The decrease was due to the impact from the sales of our East Tennessee Pipeline and Sea Robin systems in the first quarter of 2000 as well as the favorable resolution of regulatory issues in 1999 on the TGP system. Also contributing to the decrease were lower rates on the SNG system following its 2000 rate case settlement, lower revenues from relinquished capacity on the EPNG system, and the elimination of our Elba Island facility minimum bill. These decreases were partially offset by higher revenues from transportation and other services provided on each of our systems and revenues from the acquisition of Crystal Gas Storage, Inc. in January 2000.

     Operating expenses for the six months ended June 30, 2000, were $1 million higher than 1999. The increase was due to the favorable resolution of our customer imbalance mechanism in 1999 on the TGP system as well as unfavorable producer and other settlements in the second quarter of 2000 on the EPNG system. The increase was partially offset by lower shared services allocations following our merger with Sonat, lower expenses due to the sale of our East Tennessee Pipeline and Sea Robin systems in March 2000, lower system operating costs, and the favorable impact of FERC's order authorizing reactivation of SNG's Elba Island facility in the first quarter of 2000.

     Other income for the six months ended June 30, 2000, was $4 million lower than 1999. The decrease was due to the favorable settlement of a regulatory issue in 1999, the elimination of an asset for the future recovery of costs established for the Elba Island facility, and lower allowance for funds used during construction. The decrease was partially offset by an increase in earnings on our equity investments resulting from lower debt related costs on Citrus in 2000.

     In July 2000, we announced our intent to sell the natural gas storage businesses of Crystal Gas Storage, Inc. to El Paso Energy Partners. We expect to complete the transaction in the third quarter of 2000 and do not expect to recognize a material gain or loss from this transaction.

  MERCHANT ENERGY

                                                  QUARTER ENDED       SIX MONTHS ENDED
                                                     JUNE 30,             JUNE 30,
                                                  --------------      ----------------
                                                  2000      1999      2000       1999
                                                  ----      ----      -----      -----
                                                             (IN MILLIONS)
Power margin....................................  $ 58      $  2      $ 90       $ 16
Natural gas margin..............................   102        23       138         45
Petroleum margin and other revenue..............     4         4         9          3
                                                  ----      ----      ----       ----
          Total gross margin and other
            revenue.............................   164        29       237         64
Operating expenses..............................   (23)      (28)      (44)       (55)
Other...........................................    11         5         9          4
                                                  ----      ----      ----       ----
  EBIT..........................................  $152      $  6      $202       $ 13
                                                  ====      ====      ====       ====

  Second Quarter 2000 Compared to Second Quarter 1999

     Total gross margin and other revenue for the quarter ended June 30, 2000, was $135 million higher than 1999. During the second quarter of 2000, record natural gas prices, higher power prices, and extreme price volatility of power and natural gas all contributed to higher power and natural gas margins. Our power margins were also higher as a result of asset management fees earned from our Chaparral project, which began operations during the latter part of 1999. Offsetting these increases were lower margins from long-term natural gas transactions closed during the second quarter of 2000.

     Our margins during the second quarter of 2000 were significantly impacted by price volatility in the energy markets. Such periods of higher price volatility provide market opportunities that can enhance trading portfolio values and improve operating results. For the remainder of 2000, we anticipate that commodity prices will continue to be volatile, although not necessarily at the same levels as we experienced in the second quarter. Our margins are also impacted by asset management fees and cost reimbursements from our Chaparral project. These fees should continue through the remainder of 2000. Chaparral project asset management fees for 2001 will be established later this year.

     Operating expenses for the quarter ended June 30, 2000, were $5 million lower than 1999. The decrease was due to reimbursement in 2000 of general and administrative costs relating to our Chaparral project.

     Other income for the quarter ended June 30, 2000, was $6 million higher than 1999 due to an increase in equity earnings from power projects.

  Six Months Ended 2000 Compared to Six Months Ended 1999

     Total gross margin and other revenue for the six months ended June 30, 2000, was $173 million higher than 1999. Our power margin increased due to volatility in power prices as well as management fees from our Chaparral project which began operations during the latter part of 1999. Our natural gas margin increased due to extreme volatility in prices, partially offset by lower margins from long-term natural gas transactions in 2000. Our petroleum margin increased as a result of resuming our petroleum trading activity following the Sonat merger. Our other revenue increased due to the acquisition of EnCap in March 1999.

     Operating expenses for the six months ended June 30, 2000, were $11 million lower than 1999. The decrease was due to the reimbursement in 2000 of general and administrative costs relating to our Chaparral project.

     Other income for the six months ended June 30, 2000, was $5 million higher than 1999 due to an increase in equity earnings from power projects.

  INTERNATIONAL

                                                                           SIX MONTHS
                                                           QUARTER ENDED      ENDED
                                                             JUNE 30,       JUNE 30,
                                                           -------------   -----------
                                                           2000    1999    2000   1999
                                                           -----   -----   ----   ----
                                                                  (IN MILLIONS)
Operating revenues.......................................  $ 26    $ 12    $ 55   $ 29
Operating expenses.......................................   (31)    (16)    (62)   (48)
Other income.............................................    17      20      52     38
                                                           ----    ----    ----   ----
  EBIT...................................................  $ 12    $ 16    $ 45   $ 19
                                                           ====    ====    ====   ====

  Second Quarter 2000 Compared to Second Quarter 1999

     Operating revenues for the quarter ended June 30, 2000, were $14 million higher than 1999. The increase was due to higher revenues from the Rio Negro project consolidated in August 1999 coupled with higher revenues on the Manaus power project. Both projects contributed positively to EBIT during the period.

     Operating expenses for the quarter ended June 30, 2000, were $15 million higher than 1999. The increase was primarily due to higher project development and general and administrative costs and, to a lesser extent, costs from consolidating the Rio Negro and Manaus projects during 1999.

     Other income for the quarter ended June 30, 2000, was $3 million lower than 1999. The decrease was due to lower earnings relating to our investment in East Asia Power partially offset by a partial settlement received from our Indonesian project in 2000.

  Six Months Ended 2000 Compared to Six Months Ended 1999

     Operating revenues for the six months ended June 30, 2000, were $26 million higher than 1999. The increase was due to higher revenues from the Rio Negro project consolidated in August 1999 coupled with higher revenues on the Manaus power project. Both projects contributed positively to EBIT during the period.

     Operating expenses for the six months ended June 30, 2000, were $14 million higher than 1999. The increase was primarily due to higher project development and general and administrative costs and, to a lesser extent, costs from consolidating the Rio Negro and Manaus projects during 1999.

     Other income for the six months ended June 30, 2000, was $14 million higher than 1999. The increase was due to the benefit realized on our East Asia Power joint venture in March 2000, a partial settlement received from our Indonesian project in May 2000, and equity swap gains recognized on our CAPSA project. These increases were partially offset by lower equity earnings relating to our investment in East Asia Power.

  FIELD SERVICES

                                                               QUARTER ENDED      SIX MONTHS ENDED
                                                                 JUNE 30,             JUNE 30,
                                                             -----------------   -------------------
                                                              2000      1999       2000       1999
                                                             -------   -------   --------   --------
                                                              (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Gathering and treating margin..............................  $   43    $   39     $   89     $   80
Processing margin..........................................      18        12         32         21
                                                             ------    ------     ------     ------
          Total gross margin...............................      61        51        121        101
Operating expenses.........................................     (37)      (39)       (78)       (79)
Other income...............................................       6        23         12         29
                                                             ------    ------     ------     ------
  EBIT.....................................................  $   30    $   35     $   55     $   51
                                                             ======    ======     ======     ======
Throughput volumes (Bbtu/d)
  Gathering and treating...................................   2,946     3,327      2,994      3,176
                                                             ======    ======     ======     ======
  Processing...............................................   1,118     1,131      1,055      1,032
                                                             ======    ======     ======     ======
Throughput rates ($/MMBtu)
  Gathering and treating...................................  $ 0.16    $ 0.13     $ 0.16     $ 0.14
                                                             ======    ======     ======     ======
  Processing margins.......................................  $ 0.18    $ 0.11     $ 0.17     $ 0.12
                                                             ======    ======     ======     ======

  Second Quarter 2000 Compared to Second Quarter 1999

     Total gross margin for the quarter ended June 30, 2000, was $10 million higher than 1999. Our gathering and treating margin increased due to an increase in average gathering rates, which are substantially indexed to natural gas prices, and higher condensate prices, offset by lower gathering and treating volumes. Our processing margin increased due to higher liquids prices in 2000 and the acquisition, in April 2000, of an interest in the Indian Basin processing assets.

     Operating expenses for the quarter ended June 30, 2000, were $2 million lower than 1999. The decrease was due to lower costs for labor and benefits, contractors, and professional fees. This decrease was partially offset by higher depreciation and amortization from assets transferred to Field Services from EPNG pursuant to a FERC order.

     Other income for the quarter ended June 30, 2000, was $17 million lower than 1999. The decrease was due primarily to net gains on the sale of our interest in Viosca Knoll in the second quarter of 1999 to El Paso Energy Partners. This decrease was partially offset by additional earnings from equity investments, primarily El Paso Energy Partners.

  Six Months Ended 2000 Compared to Six Months Ended 1999

     Total gross margin for the six months ended June 30, 2000, was $20 million higher than 1999. Our gathering and treating margin increased due to an increase in average gathering rates, which are substantially indexed to natural gas prices, and higher condensate prices, offset by lower gathering and treating volumes. Our processing margin increased due to higher liquids prices in 2000 and the acquisition of an interest in the Indian Basin processing assets.

     Operating expenses for the six months ended June 30, 2000, were $1 million lower than 1999 due to lower costs for labor and benefits, operating leases, contractors, and professional fees, partially offset by higher depreciation and amortization from assets transferred to Field Services from EPNG pursuant to a FERC order.

     Other income for the six months ended June 30, 2000, was $17 million lower than 1999. The decrease was due primarily to net gains from the sale of our interest in Viosca Knoll in the second quarter of 1999 partially offset by a gain from the sale of a gathering facility in 2000.

  PRODUCTION

                                                           QUARTER ENDED     SIX MONTHS ENDED
                                                             JUNE 30,            JUNE 30,
                                                         -----------------   -----------------
                                                          2000      1999      2000      1999
                                                         -------   -------   -------   -------
                                                         (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Natural gas............................................  $   105   $    94   $   216   $   171
Oil, condensate, and liquids...........................       25        20        51        35
Other..................................................        1         4         1         4
                                                         -------   -------   -------   -------
          Total operating revenues.....................      131       118       268       210
Operating expenses.....................................      (79)      (79)     (161)     (521)
Other income...........................................       --         1        --         1
                                                         -------   -------   -------   -------
  EBIT.................................................  $    52   $    40   $   107   $  (310)
                                                         =======   =======   =======   =======
Volumes
  Natural gas sales (MMcf).............................   46,592    46,839    93,675    92,855
                                                         =======   =======   =======   =======
  Oil, condensate, and liquid sales (MBbls)............    1,299     1,342     2,743     2,800
                                                         =======   =======   =======   =======
Weighted average realized prices
  Natural gas ($/Mcf)..................................  $  2.26   $  2.02   $  2.31   $  1.84
                                                         =======   =======   =======   =======
  Oil, condensate, and liquids ($/Bbl).................  $ 19.21   $ 14.85   $ 18.47   $ 12.59
                                                         =======   =======   =======   =======

  Second Quarter 2000 Compared to Second Quarter 1999

     Operating revenues for the quarter ended June 30, 2000, were $13 million higher than 1999. The increase was due to higher realized prices for natural gas and oil, condensate and liquids.

     Operating expenses for the quarter ended June 30, 2000, were unchanged compared to 1999. The operating expenses reflected efficiencies arising from our 1999 merger with Sonat offset by higher depletion during the quarter.

  Six Months Ended 2000 Compared to Six Months Ended 1999

     Operating revenues for the six months ended June 30, 2000, were $58 million higher than 1999. The increase was due to higher realized prices for natural gas and oil, condensate and liquids.

     Operating expenses for the quarter ended June 30, 2000, were $360 million lower than 1999. The decrease was due to full cost ceiling test charges incurred in the first quarter of 1999 and efficiencies realized from our 1999 merger with Sonat.

CORPORATE, NET

  Second Quarter 2000 Compared to Second Quarter 1999

     Corporate expenses, net for the quarter ended June 30, 2000, were $59 million lower than 1999. The decrease was primarily due to higher costs incurred in the second quarter of 1999 relating to our merger with Sonat, partially offset by costs incurred in the second quarter of 2000 relating to our pending merger with Coastal. These merger costs include ongoing retention, severance and termination costs and direct transaction fees.

  Six Months Ended 2000 Compared to Six Months Ended 1999

     Corporate expenses, net for the six months ended June 30, 2000, were $69 million lower than 1999. The decrease was primarily due to the receipt of interest income from our interest in the Chaparral project as well as higher costs incurred in the second quarter of 1999 relating to our merger with Sonat, partially offset by costs incurred in the second quarter of 2000 relating to our pending merger with Coastal.

     We expect to incur additional merger-related costs throughout the remainder of 2000 and into 2001 as a result of our pending merger with Coastal.

INTEREST AND DEBT EXPENSE

     Interest and debt expense for the quarter and six months ended June 30, 2000, was $17 million and $38 million higher than 1999 primarily due to higher average borrowings for ongoing capital projects, investment programs, and operating requirements. We anticipate interest and debt expense will continue to exceed last year's levels throughout the remainder of 2000.

MINORITY INTEREST

     Minority interest expense for the quarter and six months ended June 30, 2000, was $23 million and $41 million higher than 1999 due to the formation of Sabine River Investors, L.L.C. in June 1999 and the formation of Clydesdale Associates, L.P. in May 2000.

INCOME TAX EXPENSE (BENEFIT)

     Income tax expense for the quarter and six months ended June 30, 2000, was $68 million and $142 million, resulting in an effective tax rate of 33%, and 31%, respectively. The effective tax rates were lower than the statutory rate of 35% due to foreign income not subject to U.S. tax, exclusions for a portion of earnings from unconsolidated equity investees for which a dividend received deduction is anticipated, and the utilization of a deferred credit related to loss carryforwards. This decrease was offset by foreign income subject to foreign tax rates different than U.S. tax rates and state income taxes.

     Income tax expense for the quarter ended June 30, 1999, was $23 million, resulting in an effective tax rate of 34%. Income tax benefit for the six months ended June 30, 1999, was $52 million, resulting in an effective tax rate of 36%. For the quarter ended June 30, 1999, the effective tax rate was lower than the statutory rate of 35%, and the six months ended June 30, 1999, effective tax rate was higher than the statutory rate of 35% due to foreign income not subject to U.S. tax and exclusions for a portion of earnings from unconsolidated equity investees for which a dividend received deduction is anticipated. These effects were partially offset by foreign income subject to foreign tax rates different than U.S. tax rates and state income taxes.

                        LIQUIDITY AND CAPITAL RESOURCES

  CASH FROM OPERATING ACTIVITIES

     Net cash used in our operating activities was $177 million for the six months ended June 30, 2000, compared to net cash provided of $257 million for 1999. The decrease was primarily attributable to cash payments for charges related to the Sonat merger, higher interest and income tax payments in 2000, increases in price risk management activities, and legal settlements.

  CASH FROM INVESTING ACTIVITIES

     Net cash used in our investing activities was $310 million for the six months ended June 30, 2000. Our investing activities consisted of additions to joint ventures and equity investments, including acquisitions of power facilities for our Chaparral investment and the purchase of an additional 18.5% interest in CAPSA. Other additions included the acquisition of Crystal Gas Storage, Inc., the All American pipeline assets, an interest in the Indian Basin gas processing assets, and expenditures for expansion and construction projects. Investment activities also included proceeds from the sales of our East Tennessee Pipeline system, Sea Robin Pipeline system, El Paso Intrastate-Alabama pipeline system, our one-third interest in the Destin Pipeline system, the proceeds from the conversion of our interest in East Asia Power, and the repayment of a note receivable from Chaparral.

     We expect internally generated funds, commercial paper issuances, available capacity under existing credit facilities, and the issuance of long-term debt, trust securities, or equity to provide future funding for our capital expenditures, acquisitions, and other investing expenditures.

  CASH FROM FINANCING ACTIVITIES

     Net cash provided by our financing activities was $71 million for the six months ended June 30, 2000. Cash provided from our financing activities included the issuance of preferred securities of El Paso Energy Capital Trust IV, an interest in Clydesdale Associates, L.P., and notes related to Chaparral. During 2000, we used cash to repay short-term borrowings, pay dividends, and retire long-term debt.

     In August 2000, we replaced our $1,250 million and our $750 million revolving credit facilities with a $2 billion 364-day renewable revolving credit and competitive advance facility and a $1 billion 3-year revolving credit and competitive advance facility. EPNG and TGP are also designated borrowers under these new facilities. The interest rate for these facilities varies and would have been LIBOR plus 50 basis points on June 30, 2000. The available credit under these facilities is expected to be used for general corporate purposes including, but not limited to, supporting our commercial paper programs.

     In May 2000, we established a $1 billion commercial paper program. This program, together with our existing TGP and EPNG commercial paper programs, is supported by our revolving credit facilities.

     We expect internally generated funds, commercial paper issuances, available capacity under existing credit facilities, and the issuance of long-term debt, trust securities or equity to provide future funding for our long-term debt retirements, payments of dividends, and other financing expenditures.

     The following table reflects quarterly dividends declared and paid on our common stock:

                                           AMOUNT PER
            DECLARATION DATE              COMMON SHARE      PAYMENT DATE      TOTAL AMOUNT
            ----------------              ------------      ------------      -------------
                                                                              (IN MILLIONS)
October 20, 1999........................     $0.200       January 11, 2000         $46
January 17, 2000........................     $0.206        April 3, 2000           $47
April 27, 2000..........................     $0.206         July 3, 2000           $49

     In July 2000, we declared a quarterly dividend of $0.206 per share on our common stock, payable on October 2, 2000, to stockholders of record on September 1, 2000. Also during the six months ended June 30, 2000, we paid dividends of $12 million on the 8 1/4% cumulative preferred stock, Series A of our subsidiary, El Paso Tennessee Pipeline Co.

                         COMMITMENTS AND CONTINGENCIES

     See Note 6, which is incorporated herein by reference.

                                     OTHER

     As part of our ongoing strategy, we may consider assets we acquire or intend to acquire, as well as assets we own, as candidates for acquisition by El Paso Energy Partners. Any of these transactions would be subject to the approval of El Paso Energy Partners' unitholders or board of directors, and, as necessary, appropriate regulatory bodies, as well as subject to a fairness opinion of a third party on the price to be paid by the partnership.

     Since the beginning of 2000, we sold our El Paso Intrastate-Alabama pipeline system and announced our intent to sell the natural gas storage businesses of Crystal Gas Storage, Inc. to El Paso Energy Partners. The total sales price of these transactions is $197 million.

  NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     See Note 12, which is incorporated herein by reference.

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

     - the ability to successfully integrate PG&E's Texas midstream and Coastal's operations;

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

     Assuming a confidence level of 95 percent and a one-day holding period, our estimated potential one-day unfavorable impact on EBIT, as measured by Value at Risk (VAR) calculations, related to contracts held for trading purposes was approximately $3 million at December 31, 1999, and approximately $15 million at June 30, 2000. During the quarter ended June 30, 2000, our highest VAR was approximately $15 million, our lowest VAR was approximately $3 million, and our average VAR was approximately $8 million. During the six months ended June 30, 2000, our highest VAR was approximately $15 million, our lowest VAR was approximately $2 million, and our average VAR was approximately $5 million. The average value is calculated from the month end values for the first six months during 2000. The high and low valuations represent the highest and lowest month end values during 2000. Our VAR is directly impacted by higher volatility in natural gas and power prices.

     In May 2000, we exercised our right to terminate our CAPSA Equity Swap Agreement prior to its maturity. We recorded an additional investment of approximately $127 million for the counterparty's 18.5 percent interest in CAPSA's common stock secured under the swap agreement.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Financial Information, Note 6, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     We held our annual meeting of stockholders on April 28, 2000. Proposals presented for a stockholders' vote included the election of twelve directors and the ratification of the appointment of PricewaterhouseCoopers LLP as independent certified public accountants for the fiscal year 2000.

     Each of the twelve incumbent directors nominated by El Paso Energy was elected with the following voting results:

                                                                  FOR       WITHHELD
                                                              -----------   ---------
Byron Allumbaugh............................................  202,262,463   1,533,148
Juan Carlos Braniff.........................................  202,293,935   1,501,676
James F. Gibbons............................................  202,296,098   1,499,513
Ronald L. Kuehn, Jr. .......................................  201,611,957   2,183,654
Ben F. Love.................................................  202,194,344   1,601,268
Max L. Lukens...............................................  202,249,848   1,545,764
Kenneth L. Smalley..........................................  202,269,340   1,552,590
Adrian M. Tocklin...........................................  202,243,021   1,526,271
Malcolm Wallop..............................................  202,299,265   1,496,346
William A. Wise.............................................  202,264,725   1,530,886
Joe B. Wyatt................................................  202,177,013   1,618,598
Selim K. Zilkha.............................................  201,728,967   2,066,645

     There were no broker non-votes for the election of directors.

     The appointment of PricewaterhouseCoopers LLP as the Company's independent certified public accountants for the fiscal year 2000 was ratified with the following voting results:

                                                           FOR       AGAINST   ABSTAIN
                                                       -----------   -------   -------
Ratification of the appointment of
  PricewaterhouseCoopers LLP.........................  202,145,849   899,863   749,899

     There were no broker non-votes for the ratification of PricewaterhouseCoopers LLP.

     We held a special meeting of stockholders on May 5, 2000. The proposal presented for a stockholder vote was to approve the issuance of shares of our common stock to stockholders and optionholders of Coastal in connection with the proposed merger with Coastal. The proposal was approved with the following voting results:

                                               FOR            AGAINST        ABSTAIN
                                         ----------------   ------------   ------------
Approval of the issuance of shares of
  our common stock to stockholders and
  optionholders of Coastal in
  connection with the proposed merger
  with Coastal.........................       177,132,491        617,272        876,335

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

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            3.A          -- Restated Certificate of Incorporation of El Paso Energy
                            Corporation, as filed with the Delaware Secretary of
                            State on March 23, 2000 (Exhibit 3.A of El Paso Energy
                            Corporation's Form 8-K filed March 31, 2000).
            4.A          -- Certificate of Designation, Preferences and Rights of
                            Series B Mandatorily Convertible Single Reset Preferred
                            Stock of El Paso Energy Corporation, as filed with the
                            Delaware Secretary of State on March 27, 2000 (Exhibit
                            4.A of El Paso Energy Corporation's Form 8-K filed March
                            31, 2000).
          *10.H.1        -- Amendment No. 1 to El Paso Energy Corporation's Amended
                            and Restated Supplemental Benefits Plan
          *10.J.1        -- Amendment No. 1 to El Paso Energy Corporation's Amended
                            and Restated Deferred Compensation Plan
          *10.K.1        -- Termination of the Executive Award Plan of Sonat Inc.
          *27            -- Financial Data Schedule

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

     b. Reports on Form 8-K

     We filed a current report on Form 8-K, dated May 19, 2000, updating pro forma financial statements relating to the proposed merger with The Coastal Corporation.

     We filed a current report on Form 8-K, dated July 28, 2000, announcing that we received approval from FERC on our anticipated merger with Coastal.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EL PASO ENERGY CORPORATION

Date: August 9, 2000                               /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer

Date: August 9, 2000                              /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                                 (Chief Accounting Officer)

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

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
            3.A          -- Restated Certificate of Incorporation of El Paso Energy
                            Corporation, as filed with the Delaware Secretary of
                            State on March 23, 2000 (Exhibit 3.A of El Paso Energy
                            Corporation's Form 8-K filed March 31, 2000).
            4.A          -- Certificate of Designation, Preferences and Rights of
                            Series B Mandatorily Convertible Single Reset Preferred
                            Stock of El Paso Energy Corporation, as filed with the
                            Delaware Secretary of State on March 27, 2000 (Exhibit
                            4.A of El Paso Energy Corporation's Form 8-K filed March
                            31, 2000).
          *10.H.1        -- Amendment No. 1 to El Paso Energy Corporation's Amended
                            and Restated Supplemental Benefits Plan
          *10.J.1        -- Amendment No. 1 to El Paso Energy Corporation's Amended
                            and Restated Deferred Compensation Plan
          *10.K.1        -- Termination of the Executive Award Plan of Sonat Inc.
          *27            -- Financial Data Schedule