Form 10-Q/A
period 2002-03-31
EL PASO CORP/DE
filed 2002-08-08
CIK 1066107

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10-Q/A

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

BASIS FOR AMENDED FORM 10-Q

     We are filing this amended Form 10-Q for the quarterly period ended March 31, 2002, to provide a more comprehensive discussion of our power restructuring activities, as well as a more specific discussion of two power restructuring transactions completed during the period, and the impact of these transactions on our first quarter 2002 operating results. We have also expanded the discussions related to our energy-related price risk management activities to include the maturities and changes during the first quarter for non-trading energy contracts. This amendment relates solely to the matters discussed above and does not change in any way the financial results reported in our original Form 10-Q filed on May 10, 2002. In addition, this amended Form 10-Q does not update all information included in that original Form 10-Q, and you should refer to our Current Reports on Form 8-K dated after May 10, 2002, for additional events that have occurred since that date.

     We will include a version of this amended Form 10-Q for the quarter ended March 31, 2002, that is marked to show changes from the original filing on our website at www.elpaso.com under For Investors, El Paso Corporation Financial Filings, or you can request a copy of this amended filing at no charge. Requests should be directed to El Paso Corporation 1001 Louisiana, Houston, Texas 77002, attention: Bruce Connery, Vice President, Investor Relations; telephone 713-420-5855. You may also access this amended filing on the SEC website at www.sec.gov, where all of our SEC filings may be found.

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

                              EL PASO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 2001 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q/A. The financial statements as of March 31, 2002, and for the quarters ended March 31, 2002 and 2001, are unaudited. The balance sheet as of December 31, 2001, is derived from the audited balance sheet filed in our Form 10-K. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature (except for merger-related costs, asset impairments, a ceiling test charge and a cumulative effect of accounting change, all discussed below), to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information also includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our reported net income or stockholders' equity.

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

  Price Risk Management Activities

     Accounting for Power Restructuring Activities. Our Merchant Energy segment's power restructuring activities involve amending or terminating a power plant's existing power purchase contract to eliminate the requirement that the plant provide its own generation to the regulated utility and replacing that requirement with the ability to provide power to the utility from the wholesale power market. Prior to a restructuring, the power plant and its related power purchase contract are accounted for at their historical cost, which is either the cost of construction or, if acquired, the acquisition cost. Revenues and expenses prior to restructuring are accounted for on an accrual basis as power is generated and sold to the utility. Following a restructuring, the accounting treatment for the power purchase agreement changes because the restructured contract must be marked to its fair value under SFAS No. 133, Accounting for Derivatives and Hedging Activities. In the period the restructuring is completed, the book value of the restructured contract is adjusted to its fair value, with any change reflected in income. Since the power plant no longer has the exclusive right to provide power under the original, dedicated power purchase contract, it operates as a peaking merchant plant, operating only when it is economical to do so. Because of this significant change in its use, in most cases the book value of the plant is reduced to its fair value through a charge to earnings. These changes require us to terminate or amend any related fuel supply and steam agreements associated with the operations of the facility.

     We conduct the majority of our power restructuring activities through our unconsolidated affiliate, Chaparral, and therefore our share of the revenues and expenses of these activities is recognized through earnings from unconsolidated affiliates. However, as in the case of the Eagle Point restructuring completed in the first quarter of 2002, we also conduct these activities for power assets owned by our consolidated subsidiaries. In consolidated entities, the restructured power contract is presented in our balance sheet as an asset from price risk management activities. In our income statement we present, as revenues, the original adjustment that occurs when the contract is marked to fair value as a derivative, as well as subsequent changes in the value of the contract. Costs associated with the restructuring activity, including adjustments to the underlying power plant's book value and any related intangible assets, contract termination fees and closing costs, are recorded in our income statement as costs of products and services. During the first quarter of 2002, we recognized revenues from power restructuring activities of $1,028 million and corresponding costs of products and services of $565 million.

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

7. EARNINGS PER SHARE

     We calculated basic and diluted earnings per share amounts as follows for the quarters ended March 31:

                                                                     2002            2001
                                                              ------------------   --------
                                                              BASIC   DILUTED(1)   BASIC(1)
                                                              -----   ----------   --------
                                                                (IN MILLIONS, EXCEPT PER
                                                                  COMMON SHARE AMOUNTS)
Income (loss) before extraordinary items and cumulative
  effect of accounting change...............................  $ 229     $ 229       $ (390)
  Interest on trust preferred securities and preferred stock
     dividends, net of income taxes.........................     --         3           --
                                                              -----     -----       ------
  Adjusted income (loss) before extraordinary items and
     cumulative effect of accounting change.................    229       232         (390)
  Extraordinary items, net of income taxes..................     --        --          (10)
  Cumulative effect of accounting change, net of income
     taxes..................................................    154       154           --
                                                              -----     -----       ------
  Adjusted net income (loss)................................  $ 383     $ 386       $ (400)
                                                              =====     =====       ======
Average common shares outstanding...........................    527       527          502
Effect of dilutive securities
  Stock options.............................................     --         2           --
  Restricted stock..........................................     --        --           --
  FELINE PRIDES(SM).........................................     --         1           --
  Trust preferred securities................................     --         8           --
  Convertible debentures....................................     --        --           --
                                                              -----     -----       ------
Average common shares outstanding(1)........................    527       538          502
                                                              =====     =====       ======
Earnings per common share
  Adjusted income (loss) before extraordinary items and
     cumulative effect of accounting change.................  $0.44     $0.43       $(0.78)
  Extraordinary items, net of income taxes..................     --        --        (0.02)
  Cumulative effect of accounting change, net of income
     taxes..................................................   0.29      0.29           --
                                                              -----     -----       ------
  Adjusted net income (loss)................................  $0.73     $0.72       $(0.80)
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

8. FINANCIAL INSTRUMENTS AND PRICE RISK MANAGEMENT ACTIVITIES

     The following table summarizes the carrying value of our trading and non-trading price risk management assets and liabilities as of March 31, 2002 and December 31, 2001:

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
                                                                   (IN MILLIONS)
Net assets (liabilities)
  Energy contracts
     Trading contracts(1)(2)................................   $  995        $1,295
                                                               ------        ------
     Non-trading contracts(3)
       Derivatives designated as hedges.....................      (70)          459
       Other derivatives....................................      968            --
                                                               ------        ------
                                                                  898           459
                                                               ------        ------
     Total energy contracts.................................    1,893         1,754
                                                               ------        ------
  Interest rate and foreign currency contracts..............      (46)          (33)
                                                               ------        ------
     Total price risk management activities.................   $1,847        $1,721
                                                               ======        ======

---------------

(1) Trading contracts represent those that qualify for accounting under Emerging Issues Task Force Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities.

(2) Impacting our trading balance at March 31, 2002, was a charge to earnings of approximately $61 million related to our revised estimate of the fair value of long-term positions in our trading price risk management activities. As a result of diminished liquidity in the marketplace for natural gas and power transactions, we no longer recognize gains from the fair value of trading positions beyond ten years unless there is clearly demonstrated liquidity in a specific market.

(3) Non-trading contracts include hedges related to our oil and natural gas producing activities and derivatives from our power contract restructuring activities. We do not recognize gains from the fair value of our non-trading activities beyond ten years, unless there is clearly demonstrated liquidity in a specific market.

     Included in other derivatives as of March 31, 2002, are $984 million of derivative contracts related to the power restructuring activities of our consolidated subsidiaries. Of this amount, $884 million related to a power restructuring that occurred during the first quarter of 2002 at our Eagle Point Cogeneration power plant, and $100 million related to a power restructuring that occurred during the fourth quarter of 2001 at our Capital District Energy Center Cogeneration Associates plant.

     The fair value of the derivatives related to our power restructuring activities is determined based on the expected cash receipts and payments under the contracts using future power prices compared to the contractual prices under these contracts. We discount these cash flows at an interest rate commensurate with the term of each contract and the credit risk of each contract's counterparty. We also adjust our valuations for factors such as market liquidity, market price correlation and model risk, as needed. Future power prices are based on the forward pricing curve of the appropriate power delivery and receipt points in the applicable power market. This forward pricing curve is derived from a combination of actual prices observed in the applicable market, price quotes from brokers and extrapolation models that rely on actively quoted prices and historical information. The timing of cash receipts and payments are based on the expected timing of power delivered under these contracts. The fair value of our derivatives is updated each period based on changes in actual and projected market prices, fluctuations in the credit ratings of our counterparties, significant changes in interest rates, and changes to the assumed timing of deliveries.

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

     In late 1999, several of EPNG's customers filed complaints requesting that the FERC order us to cease and desist from selling primary firm delivery point capacity at the Southern California Gas Company Topock delivery point in excess of the downstream capacity available at that point and to cease and desist from overselling firm mainline capacity on the east-end of our mainline system. Several technical conferences and alternative dispute resolution meetings were held during the summer of 2000 but they failed to produce a settlement. In October 2000, the FERC ordered EPNG to make a one time allocation of available delivery point capacity at the Southern California Gas Company Topock delivery point among affected firm shippers, but deferred action on east-end and system wide capacity allocation issues. In February 2001, the FERC issued an order accepting EPNG's tariff filing affirming the results of the Topock delivery point allocation process and directing EPNG to formulate a system wide capacity allocation methodology to be addressed in

EPNG's order No. 637 proceeding. In March 2001, EPNG filed its proposed system-wide allocation methodology with the FERC. In April 2001, the February 2001 order was appealed by a customer to the U.S. Court of Appeals for the 9th Circuit and that appeal is pending a decision. In July 2001 and August 2001, technical conferences were conducted by the FERC on EPNG's system-wide capacity allocation proposal, after which the parties submitted position papers to the FERC regarding the appropriate method for allocating receipt point capacity on EPNG's system.

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

  Consolidation of Investments

     As of December 31, 2001, we had investments in the Eagle Point Cogeneration Partnership, in Capital District Energy Center Cogeneration Associates and in Mohawk River Funding IV. During 2002, we obtained additional rights from our partners in these investments and acquired an additional one percent ownership interest in Capital District Energy Center Cogeneration Associates and Mohawk River Funding IV. As a result of these actions, we began consolidating these investments effective January 1, 2002.

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

     Below is a list of terms that are common to our industry and used throughout our Management's Discussion and Analysis:

/d     =    per day                               MMBtu  =    million British thermal units
Bbl    =    barrel                                Mcf    =    thousand cubic feet
BBtu   =    billion British thermal units         MMcf   =    million cubic feet
BBtue  =    billion British thermal unit          MTons  =    thousand tons
            equivalents                           MMWh   =    thousand megawatt hours
Btu    =    British thermal unit
MBbls  =    thousand barrels

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

MERCHANT ENERGY

     Our customer origination and trading activities, as well as our power, refining, chemical and coal business activities are conducted through our Merchant Energy segment. As part of the power operations of our Merchant Energy segment, we engage in power contract restructuring activities. These power contract restructurings are usually conducted through our unconsolidated affiliate, Chaparral, or other joint ventures. However, they may also involve restructuring of power plant facilities and related assets that are consolidated in our financial statements, as in the case of our Eagle Point Cogeneration and Mount Carmel restructuring transactions discussed in results of operations below.

  Power Contract Restructuring Activities

     Many of our domestic power plants, and the power plants owned by Chaparral, have long-term power sales contracts with regulated utilities that were entered into under the Public Utility Regulatory Policies Act of 1978 (PURPA). The power sold to the utility under these PURPA contracts is required to be delivered from a specified power generation plant at power prices that are usually significantly higher than the cost of power in the wholesale power market. Our cost of generating power at these PURPA power plants is typically higher than the cost we would incur by obtaining the power in the wholesale power market, principally because the PURPA power plants are less efficient than newer power generation facilities.

     In a power contract restructuring, the PURPA power sales contract is amended so that the power sold to the utility does not have to be provided from the specific power plant. Because we are able to buy lower cost power in the wholesale power market, we have the ability to reduce the cost paid by the utility, thereby inducing the utility to enter into the power contract restructuring transaction. Following the contract restructuring, the power plant operates on a merchant basis, which means that it is no longer dedicated to one buyer and will operate only when power prices are high enough to make operations economical. In addition, we may assume, and in the case of Eagle Point we did assume, the business and economic risks of supplying power to the utility to satisfy the delivery requirements under the restructured power contract over its term. When we assume this risk, we manage these obligations by entering into transactions to buy power from third parties that manage our risk over the life of the contract. These activities are reflected as part of our trading activities and reduce our exposure to changes in power prices from period to period. Power contract restructurings generally result in a higher return in our power generation business because we can deliver reliable power at lower prices than our cost to generate power at these PURPA power plants. In addition, we can use the restructured contracts as collateral to obtain financing at a cost that is comparable to, or lower than, our existing financing costs. The manner in which we account for these activities is discussed in Item 1, Financial Statements, Note 1, of this Form 10-Q/A.

     Power restructuring transactions are extensively negotiated and can take a significant amount of time to complete. In addition, there are a limited number of facilities to which the restructuring process applies. Our ability to successfully restructure a power plant's contracts and the future financial benefit of that effort is difficult to determine, and may vary significantly from period to period. Since we began these activities in

1999, we have completed ten restructuring transactions of varying financial significance and will attempt to complete an additional eight to ten transactions in the future through assets we, or Chaparral currently own.

  Energy-related Price Risk Management Activities

     As of March 31, 2002, the fair value of our energy contracts was $1.9 billion. Of this amount, the fair value of our trading-related energy contracts was $995 million. Total margins generated from our trading activities during the quarters ended March 31, 2002 and 2001 were $108 million and $291 million.

     The following table details the fair value of our energy contracts by year of maturity and valuation methodology as of March 31, 2002.

                                 MATURITY    MATURITY   MATURITY   MATURITY   MATURITY   TOTAL
                                 LESS THAN    1 TO 3     4 TO 5    6 TO 10     BEYOND     FAIR
     SOURCE OF FAIR VALUE         1 YEAR      YEARS      YEARS      YEARS     10 YEARS   VALUE
     --------------------        ---------   --------   --------   --------   --------   ------
Trading contracts
  Prices actively quoted.......    $(40)       $542       $260       $ 85       $ --     $  847
  Prices based on models and
     other valuation methods...      91          58         21        (22)        --        148
                                   ----        ----       ----       ----       ----     ------
          Total trading
            contracts, net.....      51         600        281         63         --        995
                                   ----        ----       ----       ----       ----     ------
Non-trading activities(1)
  Prices actively quoted.......     141          61         (2)       141        134        475
  Prices based on models and
     other valuation methods...      37          77         73        142         94        423
                                   ----        ----       ----       ----       ----     ------
          Total non-trading
            contracts, net.....     178         138         71        283        228        898
                                   ----        ----       ----       ----       ----     ------
          Total energy
            contracts..........    $229        $738       $352       $346       $228     $1,893
                                   ====        ====       ====       ====       ====     ======

---------------

(1) Non-trading energy contracts include derivatives related to our oil and natural gas producing activities of ($86) million and the balance relates to derivatives from our power contract restructuring activities.

     A reconciliation of our trading and non-trading energy contracts for the quarter ended March 31, 2002, is as follows (in millions):

                                                                                TOTAL
                                                                               ENERGY
                                                      TRADING   NON-TRADING   CONTRACTS
                                                      -------   -----------   ---------
Fair value of contracts outstanding at December 31,
  2001..............................................  $1,295      $  459       $1,754
                                                      ------      ------       ------
Fair value of contracts settled during the period...    (481)       (177)        (658)
Initial recorded value of new contracts.............       7         884(1)       891
Change in fair value of contracts...................     133        (268)        (135)
Changes in fair value attributable to changes in
  valuation techniques..............................     (69)         --          (69)
Other...............................................     110          --          110
                                                      ------      ------       ------
  Net change in contracts outstanding during the
     period.........................................    (300)        439          139
                                                      ------      ------       ------
Fair value of contracts outstanding at March 31,
  2002..............................................  $  995      $  898       $1,893
                                                      ======      ======       ======

---------------
(1) Relates to our Eagle Point Cogeneration restructuring transaction completed during the first quarter of 2002. See the discussion of this transaction under results of operations below.

     Included in "Changes in fair value attributable to changes in valuation techniques" in our trading price risk management activities is a charge of approximately $61 million related to our revised estimate of the fair value of long-term trading positions. Specifically, we have recently experienced diminished liquidity in the marketplace for natural gas and power transactions in excess of ten years. Because we do not expect this condition to change in the foreseeable future, we do not recognize gains from the fair value of trading or non-trading positions beyond ten years unless there is clearly demonstrated liquidity in a specific market.

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

     During the first quarter of 2002, we completed power restructurings at our Eagle Point Cogeneration and Mount Carmel power plants. The Eagle Point Cogeneration restructuring transaction was our most significant restructuring transaction to date. In the transaction, we amended the existing PURPA power sales contract with Public Service Electric and Gas, eliminating the requirement to deliver power from the Eagle Point Cogeneration power plant and establishing fixed prices (with stated increases) for delivery of power over the term of the amended contract. From an accounting standpoint, these actions require us to mark the contract to its fair value under SFAS No. 133. As a result, we recorded non-cash revenue representing the estimated fair value of the derivative contract of approximately $978 million in our first quarter results. We also amended or terminated other ancillary agreements associated with the cogeneration facility, such as gas supply and transportation agreements, a steam contract and certain financing agreements, and adjusted the Eagle Point Cogeneration facility to its fair value as a peaking merchant plant. The total cost to terminate the transportation contract was $29 million, and we paid $103 million to the utility to terminate the original PURPA contract. We also recorded a $98 million non-cash charge to adjust the Eagle Point Cogeneration plant to fair value and a non-cash charge of $230 million to write off the book value of the original PURPA contract. Based on these amounts, and including closing and other costs, our first quarter results reflect a one time net benefit from the Eagle Point Cogeneration restructuring transaction of $438 million. Because we retained the risks of providing power under the restructured power contract, we then entered into transactions in the wholesale market to manage these risks and to reduce our exposure to future price changes. Our gain on the Eagle Point transaction does not include the costs of these risk mitigating activities. The Mount Carmel restructuring involved the termination of the existing PURPA power purchase contract for a fee from the utility of $50 million. In addition, we recorded a non-cash adjustment to fair value of the Mount Carmel facility of $25 million, resulting in a total net benefit on the restructuring transaction of $25 million.

     Trading and refining gross margins consist of revenues from commodity trading and origination activities less the costs of commodities sold, the impact of power contract restructuring activities and revenues from refineries and chemical plants, less the cost of the feedstocks used in the refining and production processes. For the quarter ended March 31, 2002, these gross margins were $186 million higher than the same period in 2001. The primary reason for the increase in our trading and refining gross margins was the restructuring gains at our Eagle Point Cogeneration and Mount Carmel facilities, which, as discussed above, contributed margins of $463 million to our first quarter 2002 results. Partially offsetting these margins were decreases in natural gas and power trading margins of approximately $231 million, principally resulting from lower price volatility in the first quarter of 2002. Additionally, the first quarter of 2002 includes a charge of $61 million as a result of a change in our estimates of the fair value of our energy trading contracts with terms extending beyond ten years. Also partially offsetting the increase were lower refining margins resulting from lower spreads between the sales prices of the refined product and the underlying feedstock cost, lower throughput at the Eagle Point and Aruba refineries, the lease of our Corpus Christi refinery and related assets to Valero in June 2001, and lower margins in heavy crude-based refined products.

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

     Other income for the quarter ended March 31, 2002, was $109 million lower than the same period in 2001. The decrease was primarily the result of Chaparral's minority ownership interest in income earned on our Eagle Point restructuring transaction, which totaled $49 million, as well as lower equity earnings from unconsolidated projects, primarily Chaparral.

PRODUCTION

     Our Production segment conducts our natural gas and oil exploration and production activities. Results of our Production segment operations were as follows for the quarters ended March 31:

                                                                2002        2001
                                                              ---------   ---------
                                                              (IN MILLIONS, EXCEPT
                                                               VOLUMES AND PRICES)
Natural gas.................................................  $    480    $    480
Oil, condensate and liquids.................................        82          86
Other.......................................................       (12)          5
                                                              --------    --------
          Total operating revenues..........................       550         571

                                                                2002        2001
                                                              ---------   ---------
                                                              (IN MILLIONS, EXCEPT
                                                               VOLUMES AND PRICES)
Transportation and net product costs........................       (22)        (37)
                                                              --------    --------
          Total operating margin............................       528         534
Operating expenses..........................................      (355)       (346)
Other income (loss).........................................         3          (3)
                                                              --------    --------
  EBIT......................................................  $    176    $    185
                                                              ========    ========
Volumes and prices
  Natural gas
     Volumes (MMcf).........................................   133,266     133,944
                                                              ========    ========
     Average realized prices ($/Mcf)........................  $   3.46    $   3.48
                                                              ========    ========
  Oil, condensate and liquids
     Volumes (MBbls)........................................     4,988       3,134
                                                              ========    ========
     Average realized prices ($/Bbl)........................  $  15.68    $  27.42
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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

     Each exhibit identified below is filed as a part of this report.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          99.1           -- Certification of Financial Statements
          99.2           -- Certification of Financial Statements

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

                                           EL PASO CORPORATION

Date: August 8, 2002                               /s/ H. BRENT AUSTIN
                                            ------------------------------------
                                                      H. Brent Austin
                                                Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

Date: August 8, 2002                              /s/ JEFFREY I. BEASON
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                               (Principal Accounting Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          99.1           -- Certification of Financial Statements
          99.2           -- Certification of Financial Statements