Form 10-K/A
period 2002-12-31
EL PASO CORP/DE
filed 2003-04-30
CIK 1066107

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)
(MARK ONE)
     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     Common Stock, par value $3 per share. Shares outstanding on April 25, 2003:
599,116,973

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002 is being filed for the purpose of providing the disclosure required by Items 10, 11, 12 and 13 of Part III of Form 10-K relating to (i) our directors and executive officers, (ii) executive compensation, (iii) security ownership of certain beneficial owners and management and related stockholder matters, and
(iv) certain relationships and related transactions.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     General Information about Directors who are the Nominees for Election, as of April 7, 2003. The following sets forth information regarding the directors of El Paso who have been nominated by El Paso's Board of Directors for re-election at El Paso's 2003 Annual Meeting of Stockholders.

NAME, PRINCIPAL OCCUPATION
AND OTHER SELECTED INFORMATION
CONCERNING DIRECTOR
------------------------------
JOHN M. BISSELL                                               Director since 2001
Chairman of the Board,
BISSELL Inc.,
Grand Rapids, Michigan -- Floor Care
  Appliance and Detergent Manufacturer
Age -- 72
Lead Director
Member -- Audit Committee
Member -- Compensation Committee
Mr. Bissell served as a director of The Coastal Corporation from 1985 to January
2001. During the past five years, Mr. Bissell has been the Chairman of the Board of BISSELL Inc. He has served in various executive capacities at BISSELL Inc.
since 1966. Mr. Bissell served as a director of American Natural Resources
Company, parent holding company of ANR Pipeline Company, from May 1983 to June
1996, at which time there was a reduction in the number of directors, and he did not stand for re-election.
JUAN CARLOS BRANIFF                                           Director since 1997
Vice Chairman,
Grupo Financiero BBVA Bancomer,
Mexico City, Mexico -- Commercial Banking Institution
Age -- 45
Chairman -- Audit Committee
Member -- Finance Committee
Mr. Braniff has served as Vice Chairman of Grupo Financiero BBVA Bancomer since
October 1999. He served as Deputy Chief Executive Officer of Retail Banking from
September 1994 to October 1999. He served as Executive Vice President of Capital
Investments and Mortgage Banking from December 1991 to September 1994. Mr.
Braniff is currently a member of the board of directors of Fomento Economico
Mexicano, S.A. de C.V. and Coca Cola FEMSA, S.A. de C.V.

NAME, PRINCIPAL OCCUPATION
AND OTHER SELECTED INFORMATION
CONCERNING DIRECTOR
------------------------------
JAMES L. DUNLAP                                               Director since 2003
Business Consultant
Age -- 65
Member -- Compensation Committee
Member -- Governance Committee
Mr. Dunlap's primary occupation has been as a business consultant since 1999. He served as Vice Chairman, President and Chief Operating Officer of Ocean
Energy/United Meridian Corporation from 1996 to 1999. He was responsible for exploration and production and the development of the international exploration business. For 33 years prior to that date, Mr. Dunlap served Texaco, Inc. in various positions, including Senior Vice President, President of Texaco USA,
President and Chief Executive Officer of Texaco Canada Inc. and Vice Chairman of
Texaco Ltd., London. Mr. Dunlap is currently a member of the board of directors of Massachusetts Mutual Life Insurance Company and a member of the corporation of
Woods Hole Oceanographic Institution.
ROBERT W. GOLDMAN                                             Director since 2003
Business Consultant
Age -- 60
Chairman -- Finance Committee
Member -- Audit Committee
Mr. Goldman's primary occupation has been as a business consultant since October
2002. He served as Senior Vice President, Finance and Chief Financial Officer of
Conoco Inc. from 1998 to 2002 and Vice President, Finance from 1991 to 1998. For more than five years prior to that date he held various executive positions with
Conoco Inc. and E.I. Du Pont de Nemours & Co., Inc. Mr. Goldman was also formerly
Vice President and Controller of Conoco Inc. and Chairman of the Accounting
Committee of the American Petroleum Institute.
ANTHONY W. HALL, JR.                                          Director since 2001
City Attorney,
City of Houston, Texas
Age -- 58
Member -- Governance Committee
Member -- Finance Committee
Mr. Hall served as a director of The Coastal Corporation from August 1999 until
January 2001. Mr. Hall has been City Attorney of the City of Houston since March
1998 and prior to that was a partner in the Houston law firm of Jackson Walker,
LLP.
RONALD L. KUEHN, JR.                                          Director since 1999
Chairman of the Board
  and Chief Executive Officer,
El Paso Corporation,
Houston, Texas -- Diversified Energy Company
Age -- 68
Mr. Kuehn has been Chairman of the Board and Chief Executive Officer since March
2003. From September 2002 to March 2003, Mr. Kuehn was the Lead Director of El
Paso. From January 2001 to March 2003, he was a business consultant. Mr. Kuehn served as non-executive Chairman of the Board of El Paso from October 25, 1999 to
December 31, 2000. Mr. Kuehn served as President and Chief Executive Officer of
Sonat Inc. from June 1984 until his retirement on October 25, 1999. He was
Chairman of the Board of Sonat Inc. from April 1986 until his retirement. He is a member of the board of directors of AmSouth Bancorporation, Praxair, Inc. and The
Dun & Bradstreet Corporation.

NAME, PRINCIPAL OCCUPATION
AND OTHER SELECTED INFORMATION
CONCERNING DIRECTOR
------------------------------
J. CARLETON MACNEIL, JR.                                      Director since 2001
Financial Consultant
Age -- 68
Member -- Audit Committee
Member -- Governance Committee
Mr. MacNeil served as a director of The Coastal Corporation from 1997 until
January 2001. During the past five years, Mr. MacNeil's occupation has been securities brokerage and investments. Mr. MacNeil served as a director of
American Natural Resources Company, parent holding company of ANR Pipeline
Company from August 1993 until June 1996, at which time there was a reduction in the number of directors, and he did not stand for re-election.
THOMAS R. MCDADE                                              Director since 2001
Senior Partner,
McDade Fogler Maines, L.L.P.
Houston, Texas -- Law Firm
Age -- 70
Member -- Finance Committee
Mr. McDade served as a director of The Coastal Corporation from 1993 until
January 2001. During the past five years, Mr. McDade has been the Senior Partner at the law firm of McDade Fogler Maines, L.L.P., Houston, Texas, which provides legal services to El Paso (the fees paid to McDade Fogler Maines, L.L.P. by El
Paso in 2002 are set forth under "Certain Relationships and Related Transactions"
-- under Item 13, Certain Relationships and Related Transactions). He was with the Fulbright & Jaworski law firm for 30 years and became a partner in 1971 and
Senior Partner and a member of the Senior Advisory Committee of that firm in
1989. Mr. McDade was a member of the board of directors of Equity Corporation
International, and served on its compensation committee until its merger into
Service Corporation International in January 1999.
J. MICHAEL TALBERT                                            Director since 2003
Chairman of the Board,
Transocean Inc.
Houston, Texas -- Offshore Drilling Company
Age -- 56
Member -- Compensation Committee
Member -- Finance Committee
Mr. Talbert has been Chairman of the Board of Transocean Inc. since October 2002.
He served as Chief Executive Officer of Transocean Inc. and its predecessor companies from 1994 until October 2002, and has been a member of its board of directors since 1994. He served as President and Chief Executive Officer of Lone
Star Gas Company from 1990 to 1994. He served as President of Texas Oil & Gas
Company from 1987 to 1990, and served in various positions at Shell Oil Company from 1970 to 1982. Mr. Talbert is a past Chairman of the National Ocean
Industries Association and a member of the University of Akron's College of
Engineering Advancement Council.

NAME, PRINCIPAL OCCUPATION
AND OTHER SELECTED INFORMATION
CONCERNING DIRECTOR
------------------------------
MALCOLM WALLOP                                                Director since 1995
Chairman,
Western Strategy Group,
Arlington, Virginia -- Consulting Group,
President,
Frontiers of Freedom Foundation,
Arlington, Virginia -- Political Foundation,
Age -- 70
Chairman -- Governance Committee
Member -- Audit Committee
Mr. Wallop became Chairman of Western Strategy Group in January 1999, and has
been President of Frontiers of Freedom Foundation since January 1996. For eighteen years prior to that date, Mr. Wallop was a member of the United States
Senate. He is a member of the board of directors of Hubbell Inc. and Sheridan
State Bank.
JOHN WHITMIRE                                                 Director since 2003

Chairman of the Board,
CONSOL Energy, Inc.,
Pittsburgh, Pennsylvania -- Multifuel Energy Provider   and
Energy Service Provider
Age -- 62
Member -- Compensation Committee
Mr. Whitmire has been Chairman of CONSOL Energy, Inc. since March 1999. He has served as Chairman and CEO of Union Texas Petroleum Holdings, Inc. from 1996 to
1998, and spent over 30 years serving Phillips Petroleum Company in various positions including Executive Vice President of Worldwide Exploration and
Production from 1992 to 1996 and Vice President of North American Exploration and
Production from 1988 to 1992. He also served as a member of the board of directors of Phillips Petroleum Company from 1994 to 1996. He is a member of the board of directors of GlobalSantaFe.
JOE B. WYATT                                                  Director since 1999
Chancellor Emeritus,
Vanderbilt University,
Nashville, Tennessee -- Higher Education
Age -- 67
Chairman -- Compensation Committee
Member -- Governance Committee
Mr. Wyatt has been Chancellor Emeritus of Vanderbilt University since August
2000. For more than eighteen years prior to that date, he served as Chancellor,
Chief Executive Officer and Trustee of Vanderbilt University. From 1984 until
October 1999, Mr. Wyatt was a director of Sonat Inc. He is a member of the board of directors of Ingram Micro, Inc. and Hercules, Inc. and is a Principal of the
Washington Advisory Group, LLC of Washington, D.C. Mr. Wyatt is also Chairman of the Board for the University Research Association, Inc. and New American Schools,
Inc. both of Washington, D.C.

     General information about Directors who are not nominees for Elections, as of April 7, 2003. The following sets forth information regarding the current directors of El Paso who have not been nominated by El Paso's Board of Directors for re-election at El Paso's 2003 Annual Meeting of Stockholders.

NAME, PRINCIPAL OCCUPATION
AND OTHER SELECTED INFORMATION
CONCERNING DIRECTOR
------------------------------
BYRON ALLUMBAUGH                                              Director since 1992
Business Consultant
Age -- 71
Since February 1, 1997, Mr. Allumbaugh's principal occupation has been as a business consultant. From February 1996 until his retirement in February 1997,
Mr. Allumbaugh was Chairman of the Board of Ralphs Grocery Company. He served as
Chief Executive Officer of Ralphs Grocery Company from June 1995 until February
1996. From 1976 to 1995, Mr. Allumbaugh served as Chairman of the Board and Chief
Executive Officer of Ralphs Grocery Company. Mr. Allumbaugh is a member of the
Board of Directors of CKE Restaurants, Inc., Galyan's Trading Company, Inc.
Pantry Inc. and Penn Traffic Co.
JAMES F. GIBBONS, PH.D.                                       Director since 1994
Professor, Electrical Engineering,
Stanford University,
Stanford, California -- Higher Education
Age -- 71
Dr. Gibbons has been on the faculty of Stanford University since 1957 and was
Dean of the School of Engineering from September 1984 until June 1996. Currently, he is Professor of Engineering. He is a member of the Board of Directors of Cisco
Systems, Inc.
WILLIAM A. WISE                                               Director since 1984
Business Consultant
Age -- 57
Since March 2003, Mr. Wise's principal occupation has been as a business consultant. Mr. Wise served as Chief Executive Officer of El Paso from January
1990 until March 2003. Mr. Wise served as President of El Paso from January 1990 to April 1996 and from July 1998 to October 2002. He served as Chairman of the
Board of El Paso from January 2001 until March 2003 and also served in this position from January 1994 to October 1999. Mr. Wise served as President and
Chief Operating Officer of El Paso from April 1989 to December 1989. From
March 1987 to April 1989, Mr. Wise was an Executive Vice President of El Paso.
From January 1984 to February 1987, he was a Senior Vice President of El Paso.

EXECUTIVE OFFICERS

     Information regarding our executive officers is presented in Part I, Item 1, Business, of our Form 10-K for the fiscal year ended December 31, 2002 under the caption "Executive Officers of the Registrant."

FAMILY RELATIONSHIPS

     No family relationship exists between any of the directors or executive officers of El Paso.

RULE 10B5-1 TRADING PLANS

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires El Paso's directors, certain officers and beneficial owners of more than 10% of a registered class of El Paso's equity securities to file reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange. Directors, officers and beneficial owners of more than 10% of El Paso's equity securities are also required by SEC regulations to furnish El Paso with copies of all such reports that they file. Based on El Paso's review of copies of such forms and amendments provided to it, El Paso believes that all filing requirements were complied with during the fiscal year ended December 31, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     The following table and narrative text discuss the compensation earned by or paid in 2002, 2001 and 2000 to our Chief Executive Officer and our four other most highly compensated executive officers (collectively, the "Named Executives"). They were compensated for their services provided in all capacities to El Paso and its subsidiaries. The table also identifies the principal capacity in which each of the Named Executives served El Paso at the end of fiscal year 2002.

                           SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
                                     ----------------------------------------   ----------------------------------------
                                                                                        AWARDS               PAYOUTS
                                                                                -----------------------   --------------
                                                                                RESTRICTED   SECURITIES     LONG-TERM
                                                                 OTHER ANNUAL     STOCK      UNDERLYING   INCENTIVE PLAN
NAME AND PRINCIPAL                                    BONUS      COMPENSATION     AWARDS      OPTIONS        PAYOUTS
POSITION                      YEAR   SALARY ($)       ($)(1)        ($)(2)        ($)(3)        (#)           ($)(4)
------------------            ----   ----------     ----------   ------------   ----------   ----------   --------------
William A. Wise(6)            2002   $1,430,004     $        0     $229,728     $        0          --              --
  Former Chairman & CEO       2001   $1,305,425     $3,432,000     $210,481     $1,715,997     768,250              --
                              2000   $1,108,338     $2,730,000     $191,142     $2,729,940          --              --

Ralph Eads(7)                 2002   $  700,008     $        0     $  3,185     $        0          --              --
  Former Executive            2001   $  580,213     $1,400,000     $ 59,050     $  699,980     248,000              --
  Vice President              2000   $  503,129     $  920,000     $  2,762     $  919,907          --              --

H. Brent Austin               2002   $  637,500     $        0     $      0     $        0      15,151              --
  President and Chief         2001   $  552,091     $1,140,000     $      0     $  569,992     223,000              --
  Operating Officer           2000   $  454,167     $  880,000     $      0     $  879,887          --              --

John W. Somerhalder II        2002   $  600,000     $        0     $      0     $        0          --              --
  Executive Vice              2001   $  552,091     $1,140,000     $      0     $  569,992     223,000              --
  President                   2000   $  454,167     $  880,000     $    455     $  879,887          --              --

Robert G. Phillips            2002   $  400,008     $        0     $ 43,773     $        0          --              --
  President, El Paso Field    2001   $  376,042     $  560,000     $      0     $  279,958     151,250              --
  Services                    2000   $  327,091     $  525,000     $     58     $  524,950          --              --


                               ALL OTHER
NAME AND PRINCIPAL            COMPENSATION
POSITION                         ($)(5)
------------------            ------------
William A. Wise(6)            $   255,632
  Former Chairman & CEO       $ 3,771,994
                              $ 7,215,408
Ralph Eads(7)                 $    94,663
  Former Executive            $   977,384
  Vice President              $ 3,972,036
H. Brent Austin               $    85,087
  President and Chief         $   950,530
  Operating Officer           $ 1,808,331
John W. Somerhalder II        $    81,926
  Executive Vice              $   946,591
  President                   $ 1,805,260
Robert G. Phillips            $    37,921
  President, El Paso Field    $   912,039
  Services                    $ 1,780,148

---------------

(1) For years 2000 and 2001, El Paso's incentive compensation plans required executives to receive a substantial part of their annual bonus in shares of restricted El Paso common stock. The amounts reflected in this column for years 2000 and 2001 represent a combination of the market value of the restricted common stock and cash at the time awarded under the applicable El Paso incentive compensation plan. Specifically for fiscal year 2001, Messrs. Wise, Eads, Austin, Somerhalder and Phillips received the following number of shares of restricted common stock and cash for their bonus: 40,258 shares and $1,716,023 cash; 16,422 shares and $700,020 cash; 13,372 shares and
    $570,025 cash; 13,372 shares and $570,025 cash; and 6,568 shares and $280,042 cash, respectively. For fiscal year 2000, Messrs. Wise, Eads, Austin, Somerhalder and Phillips received the following number of shares of restricted common stock and cash for their bonus: 40,735 shares and $32 cash; 13,727 shares and $47 cash; 13,130 shares and $57 cash; 13,130 shares and $57 cash; and 7,833 shares and $50 cash, respectively. The value of the shares of restricted stock issued has declined significantly since the date of grant. Dividends are paid directly to the holders of the restricted common stock during the four-year vesting schedule.

(2) The amount reflected for Mr. Wise in fiscal year 2002 includes, among other things, $90,000 for a perquisite and benefit allowance and $65,509 in value attributed to use of El Paso's aircraft. The amount reflected for Mr. Wise in 2001 includes, among other things, $90,000 for a perquisite and benefit allowance and $62,692 in value attributed to use of El Paso's aircraft. The amount reflected for Mr. Wise in fiscal year 2000 includes, among other things, $90,000 for a perquisite and benefit allowance and $56,734 in value attributed to use of El Paso's aircraft. The amount reflected for Mr. Phillips in fiscal year 2002 includes, among other things, $42,000 for a perquisite and benefit allowance. The amount reflected for Mr. Eads in fiscal year 2001 includes, among other things, $42,000 for a perquisite and benefit allowance and $10,136 in value attributed to use of El Paso's aircraft. Except as noted, the total value of the perquisites and other personal benefits received by the other Named Executives in fiscal years 2002, 2001 and 2000 are not included in this column since they were below the Securities and Exchange Commission's reporting threshold.

(3) For years 2000 and 2001, El Paso's incentive compensation plans provided for and encouraged participants to elect to take all or some of their cash portion of their annual bonus award in shares of restricted common stock. The amounts reflected in this column for years 2000 and 2001 include the market value of restricted common stock on the date of grant. Specifically for fiscal year 2001, Messrs. Wise, Eads, Austin, Somerhalder and Phillips received the following number of shares of restricted common stock in lieu of a cash bonus: 40,258; 16,422; 13,372; 13,372; and 6,568, respectively.
    For fiscal year 2000, Messrs. Wise, Eads, Austin, Somerhalder and Phillips received the following number of shares of restricted common stock in lieu of a cash bonus: 40,735; 13,727; 13,130; 13,130; and 7,833, respectively.
    The value of the shares of restricted stock issued has declined significantly since the date of grant.

     The number of shares of performance and time vesting restricted stock, the number of shares of time vesting restricted stock, the total number of shares of restricted stock, and value of restricted common stock (including the amount in this column) held on December 31, 2002, is as follows:

                                        PERFORMANCE &   TIME VESTING
NAME                                    TIME VESTING        ONLY        TOTAL     VALUE($)
----                                    -------------   ------------   -------   ----------
William A. Wise.......................     350,000        281,248      631,248   $4,393,486
Ralph Eads............................     110,000         78,594      188,594   $1,312,614
H. Brent Austin.......................      88,300         89,596      177,896   $1,238,156
John W. Somerhalder II................      65,000         89,596      154,596   $1,075,988
Robert G. Phillips....................      60,000         51,706      111,706   $  777,474

     Shares of restricted common stock that are subject to a time-vesting schedule generally vest four years from the date of grant (including the shares awarded as part of the annual bonus in years 2000 and 2001 described above). With respect to performance vesting, if the required El Paso performance targets are not met within a four-year time period, all unvested shares are forfeited. Any dividends awarded on the restricted common stock are paid directly to the holder of the El Paso common stock. These total values can be realized if, and only if, the restricted common stock granted to the Named Executives vests with respect to both time and performance.

     Of the 350,000 shares of performance and time vesting restricted stock held by Mr. Wise as of his date of termination, 80,000 were forfeited because the performance targets had not been met. The remaining 270,000 of these shares, for which performance targets had been met, vested as of Mr. Wise's termination date in accordance with El Paso policy. Of the 281,248 shares of time vesting restricted stock held by Mr. Wise, in accordance with the terms applicable to the grants, 59,609 were forfeited as of his date of termination and 221,639 became vested as of that date. Of the 110,000 shares of performance and time vesting restricted stock held by Mr. Eads as of his date of termination, 14,000 were forfeited because the performance targets had not been met. The remaining 96,000 of these shares, for which performance targets had been met, vested as of Mr. Eads' termination date in accordance with El Paso policy. Of the

     78,594 shares of time vesting restricted stock held by Mr. Eads, in accordance with the terms applicable to the grants, 21,466 were forfeited as of his date of termination and 57,128 became vested as of that date.

(4) No long-term incentive payouts were made in fiscal years 2002, 2001 and 2000.

(5) The compensation reflected in this column for fiscal year 2002 includes El Paso's contributions to the El Paso Retirement Savings Plan, a supplemental company match for the Retirement Savings Plan under the Supplemental Benefits Plan, and the above-market interest earned on deferred compensation. Specifically, these amounts for fiscal year 2002 were $9,000, $209,789 and $36,843 for Mr. Wise; $9,000, $51,393 and $34,270 for Mr. Eads;
    $9,000, $70,987 and $5,100 for Mr. Austin; $9,000, $69,299 and $3,627 for
    Mr. Somerhalder; and $7,500, $28,499 and $1,922 for Mr. Phillips, respectively.

(6) Mr. Wise ceased to be Chairman and CEO on March 12, 2003.

(7) Mr. Eads ceased to be an employee on December 31, 2002.

STOCK OPTION GRANTS

     This table sets forth the number of stock options granted at fair market value to the executive named in this table during the fiscal year 2002. In satisfaction of applicable SEC regulations, the table further sets forth the potential realizable value of such stock options in the year 2012 (the expiration date of the stock options) at an assumed annualized rate of stock price appreciation of 5% and 10% over the full ten-year term of the stock options. As the table indicates, annualized stock price appreciation of 5% and 10% would result in stock prices in the year 2012 of approximately $14.83 and $23.62, respectively. The amounts shown in the table as potential values for all shares of common stock outstanding on December 31, 2002 (approximately $3.4 billion and $8.7 billion), represent the corresponding increases in the market value of 601,307,688 shares of the common stock outstanding as of December 31, 2002. No gain to the executive named in this table is possible without an increase in stock price, which would benefit all stockholders. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the future performance of the common stock and overall stock market conditions. There can be no assurances that the potential realizable values shown in this table will be achieved.

                             OPTION GRANTS IN 2002

                                                                                    POTENTIAL REALIZABLE VALUE AT
                                                                                 ASSUMED ANNUAL RATES OF STOCK PRICE
                                           INDIVIDUAL GRANTS(1)                     APPRECIATION FOR OPTION TERM
                             ------------------------------------------------   -------------------------------------
                                          % OF TOTAL
                             NUMBER OF     OPTIONS
                             SECURITIES    GRANTED                              IF STOCK PRICE AT   IF STOCK PRICE AT
                             UNDERLYING     TO ALL     EXERCISE                 $14.83109 IN 2012   $23.61603 IN 2012
                              OPTIONS     EMPLOYEES      PRICE     EXPIRATION   -----------------   -----------------
NAME                         GRANTED(#)    IN 2002     ($/SHARE)      DATE            5%($)              10%($)
----                         ----------   ----------   ---------   ----------   -----------------   -----------------
POTENTIAL VALUE OF ALL
  COMMON STOCK OUTSTANDING
  ON DECEMBER 31, 2002.....       N/A         N/A           N/A         N/A      $3,443,139,280      $8,725,590,953
H. Brent Austin............    15,151        0.59%      $9.1050     11/6/12      $       86,756      $      219,857

---------------

(1) The stock options granted in 2002 by El Paso to the executive named above vest one-half on each of the first two anniversaries of the grant. No stock options were granted to any other of the Named Executives. There were no stock appreciation rights granted in 2002. Any unvested stock options become fully exercisable in the event of a "change in control" (see below under "Employment Contracts, Termination of Employment, Change in Control Arrangements and Director Indemnification Agreements -- 2001 Omnibus Incentive Compensation Plan" for a description of El Paso's 2001 Omnibus Incentive Compensation Plan and the definition of the term "change in control.") Under the terms of El Paso's 2001 Omnibus Incentive Compensation Plan, the Compensation Committee may, in its sole discretion and at any time, change the vesting of the stock options. Certain non-qualified stock options may be transferred to immediate family members, directly or indirectly or by means of a trust, corporate entity or partnership. Further, stock options are subject to forfeiture and/or time limitations in the event of a termination of employment.

OPTION EXERCISES AND YEAR-END VALUE TABLE

     This table sets forth information concerning stock option exercises and the fiscal year-end values of the unexercised stock options, provided on an aggregate basis, for each of the Named Executives.

                      AGGREGATED OPTION EXERCISES IN 2002
                       AND FISCAL YEAR-END OPTION VALUES

                                                          NUMBER OF SECURITIES
                                                         UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                SHARES                      OPTIONS AT FISCAL            IN-THE-MONEY OPTIONS AT
                               ACQUIRED      VALUE             YEAR-END(#)                FISCAL YEAR-END($)(1)
                              ON EXERCISE   REALIZED   ---------------------------     ---------------------------
NAME                              (#)         ($)      EXERCISABLE   UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
----                          -----------   --------   -----------   -------------     -----------   -------------
William A. Wise.............          0     $      0    1,864,584(2)    441,666(3)      $      0       $      0
Ralph Eads..................          0     $      0      504,668       393,332(3)      $      0       $      0
H. Brent Austin.............          0     $      0      406,217       135,984         $      0       $      0
John W. Somerhalder II......          0     $      0      376,217       120,833         $      0       $      0
Robert G. Phillips..........          0     $      0      245,584        82,916         $      0       $      0

---------------

(1) The figures presented in these columns have been calculated based upon the difference between $7.00, the fair market value of the common stock on December 31, 2002, for each in-the-money stock option, and its exercise price. No cash is realized until the shares received upon exercise of an option are sold. No Named Executives had stock appreciation rights that were outstanding on December 31, 2002.

(2) Includes 98,000 stock options held by the William & Marie Wise Family Ltd. Partnership.

(3) Of the 441,666 stock options listed for Mr. Wise, 258,333 were forfeited when he ceased to be an employee on March 12, 2003. All 393,332 of the stock options listed for Mr. Eads were forfeited when he ceased to be an employee on December 31, 2002.

LONG-TERM INCENTIVE AWARDS

  RESTRICTED STOCK

     This table provides information concerning incentive awards of restricted common stock made under El Paso's 2001 Omnibus Incentive Compensation Plan. The number of shares of restricted common stock will vest if, and only if, the executive named below remains an employee of El Paso for the specified time period and the required increase in total stockholder return is achieved during such time period. No other Named Executive received an incentive award during 2002.

                  LONG-TERM INCENTIVE PLANS -- AWARDS IN 2002
                                RESTRICTED STOCK

                                                               ESTIMATED NUMBER OF SHARES TO BE VESTED UNDER
                                                                         RESTRICTED STOCK GRANTS(1)
                                               PERFORMANCE    ------------------------------------------------
                                                 OR OTHER        BELOW
                                    NUMBER     PERIOD UNTIL    THRESHOLD     THRESHOLD     TARGET     MAXIMUM
NAME                               OF SHARES    MATURATION        (#)           (#)         (#)         (#)
----                               ---------   ------------   -----------   -----------   --------   ---------
H. Brent Austin..................   23,300       3 years             0         6,990       13,980      23,300

---------------

(1) The indicated number of shares of restricted common stock vest at the Threshold, Target and Maximum levels only if total stockholder return equals or exceeds 40%, 65% and 90%, respectively within the indicated performance period. Total stockholder return equals stock price appreciation/depreciation, plus any dividends and distributions declared on El Paso's common stock during the relevant period.

  PERFORMANCE UNITS

     This table provides information concerning long-term incentive awards of performance units under El Paso's 2001 Omnibus Incentive Compensation Plan. The grant reflected vests over the indicated maturation performance period, at the end of which El Paso's total stockholder return is compared to that of its peer group. With respect to the grant, if El Paso's total stockholder return ranks in the first, second, third or fourth quartiles of its peer group, the value of each unit is $150, $100, $50 and $0, respectively. The same performance thresholds are applicable to other outstanding awards of performance units under El Paso's 2001 Omnibus Incentive Compensation Plan and 1999 Omnibus Incentive Compensation Plan. The payout, if any, will be made in cash. All the amounts shown are potential assumed amounts. There can be no assurance that El Paso will achieve the results that would lead to final payments under the plan. No other Named Executive received any performance units during 2002.

                   LONG-TERM INCENTIVE PLAN -- AWARDS IN 2002
                               PERFORMANCE UNITS

                                                                      ESTIMATED PAYOUTS UNDER
                                                                    NON-STOCK PRICE-BASED PLANS
                                                             ------------------------------------------
                                    NUMBER    PERIOD UNTIL     BELOW
                                   OF UNITS    MATURATION    THRESHOLD   THRESHOLD   TARGET    MAXIMUM
NAME                                 (#)       OR PAYOUT        ($)         ($)        ($)       ($)
----                               --------   ------------   ---------   ---------   -------   --------
H. Brent Austin..................    931         1 year       $     0     $46,500    $93,100   $139,650

PENSION PLAN

     Effective January 1, 1997, El Paso amended its pension plan to provide pension benefits under a cash balance plan formula that defines participant benefits in terms of a hypothetical account balance. Prior to adopting a cash balance plan, El Paso provided pension benefits under a plan (the "Prior Plan") that defined monthly benefits based on final average earnings and years of service. Under the cash balance plan, an initial account balance was established for each El Paso employee who was a participant in the Prior Plan on December 31, 1996. The initial account balance was equal to the present value of Prior Plan benefits as of December 31, 1996. At the end of each calendar quarter, participant account balances are increased by an interest credit based on 5-Year Treasury bond yields, subject to a minimum interest credit of 4% per year, plus a pay credit equal to a percentage of salary and bonus. The pay credit percentage is based on the sum of age plus service at the end of the prior calendar year according to the following schedule:

                                                              PAY CREDIT
AGE PLUS SERVICE                                              PERCENTAGE
----------------                                              ----------
Less than 35................................................      4%
35 to 49....................................................      5%
50 to 64....................................................      6%
65 and over.................................................      7%

     Under El Paso's pension plan and applicable Internal Revenue Code provisions, compensation in excess of $200,000 cannot be taken into account and the maximum payable benefit in 2002 was $160,000. Any excess benefits otherwise accruing under El Paso's pension plan are payable under El Paso's Supplemental Benefits Plan. Participants may elect to receive benefits in the form of either a lump sum payment or actuarial equivalent monthly payments over a period of time not less than five years and not more than the participant's remaining life.

     Participants with an initial account balance on January 1, 1997 (including each of the Named Executives, except Mr. Eads) are provided minimum benefits equal to the Prior Plan benefit accrued as of the end of 2001. The Prior Plan benefit is computed as follows: for each year of credited service up to a total of 30 years, 1.1% of the first $26,800, plus 1.6% of the excess over $26,800, of the participant's average annual earnings during his five years of highest earnings. Upon retirement, the pension benefit equals the greater of the cash balance formula benefit or the Prior Plan benefit accrued as of the end of 2001. Credited service as of

December 31, 2001, for each Named Executive is shown in the table below. Amounts reported under Salary and Bonus for each Named Executive in the Summary Compensation Table approximate earnings as defined under the pension plan.

     Estimated annual benefits payable from the pension plan and Supplemental Benefits Plan upon retirement at the normal retirement age (age 65) for each Named Executive is reflected below (based on assumptions that each Named Executive receives base salary shown in the Summary Compensation Table with no pay increases, receives 75% of maximum annual bonuses beginning with bonuses earned for fiscal year 2003, and cash balances are credited with interest at a rate of 4% per annum):

                                              CREDITED SERVICE      PAY CREDIT    ESTIMATED
                                              AS OF DECEMBER        PERCENTAGE     ANNUAL
NAMED EXECUTIVE                                31, 2001             DURING 2003   BENEFITS(1)
--------------------------------------------         ---                ---        --------
William A. Wise(2)..........................          30                 7%        $881,725
Ralph Eads(3)...............................         N/A                N/A        $      0
H. Brent Austin.............................          15                 7%        $270,415
John W. Somerhalder II......................          24                 7%        $398,400
Robert G. Phillips..........................           6                 6%        $180,870

---------------

(1) For Messrs. Wise and Austin, the amounts reflected have been reduced as a result of their participation in the Alternative Benefits Program, as described below under "-- Employment Contracts, Termination of Employment, Change in Control Arrangements and Director Indemnification
    Agreements -- Benefit Plans -- Alternative Benefits Program (ABP)". Prior Plan minimum benefits for Wise and Somerhalder are greater than their projected cash balance benefits at age 65.

(2) The amount reflected for Mr. Wise is his vested pension benefit amount under both the Supplemental Benefits Plan and the tax-qualified pension plan as of his termination date of March 12, 2003, payable commencing at age 65. Mr. Wise has elected to receive his Supplemental Benefits Plan benefit in a lump sum of $15,326,532, minus amounts withheld for taxes. Mr. Wise has the right to elect to receive a single life annuity benefit under the tax-qualified pension plan. If he makes this election, his actual annual benefit under the tax-qualified plan will be $97,533.

(3) Mr. Eads was not vested in his pension benefits upon his termination of employment with El Paso on December 31, 2002.

DIRECTORS' COMPENSATION

     Employee directors of El Paso do not receive any additional compensation for serving on the Board of Directors. Pursuant to El Paso's 1995 Compensation Plan for Non-Employee Directors, non-employee directors receive an annual retainer of $80,000, $20,000 of which is required to be paid in deferred shares of El Paso common stock and the remaining $60,000 of which is paid at the election of the director in any combination of cash, deferred cash or deferred shares of common stock. To the extent a director receives deferred shares rather than cash, he is credited with shares with a value representing a 25% premium to the cash retainer he would otherwise have received. Accordingly, an individual director would receive $60,000 in cash and $25,000 in mandatory deferred common stock (assuming he elects not to take additional deferred common stock) and would receive $100,000 in deferred common stock (assuming he elects to take his entire retainer in deferred common stock). In the event there are not enough shares of stock available under the plan, then the deferred common stock will be in the form of deferred stock units. Each non-employee director who chairs a Committee of the Board of Directors receives an additional retainer fee of $15,000, which may be paid in the same manner as the annual retainer (with a total up to $18,750 if he elects to take his entire retainer in deferred common stock). In addition, effective in March 2003, if any Committee of the Board of Directors holds a meeting other than in connection with a regularly scheduled board meeting, then each non-management Committee member (other than the Lead Director) who attends in person will receive a meeting fee of $2,500 payable in cash. Each non-employee director also receives a retirement benefit credit in the form of deferred shares of El Paso common stock (which does not include any premium) equal to the amount of his annual retainer ($80,000). Pursuant to El Paso's 2001 Stock Option Plan for Non-Employee Directors, non-employee directors receive a grant of 5,000 stock options upon initial election to the Board of Directors, and 3,000 stock options upon each annual reelection by the stockholders.

     In addition to the compensation described above, when Mr. Kuehn was appointed Lead Director, he received a retainer fee of $12,500 per month and, on November 7, 2002, he received a one-time grant of 100,000 non-qualified stock options which were to vest 50% per year over the next two years. When Mr. Kuehn was appointed Chairman and CEO in March 2003, he forfeited his stock option grant and he no longer receives any non-employee director compensation.

     In March 2003, the Board appointed Mr. Bissell as Lead Director to, among other things, preside over non-management director executive sessions of the Board. As Lead Director, Mr. Bissell will receive an additional $25,000 per quarter in the form of deferred common stock.

     As part of El Paso's overall support to charitable organizations, the Director Charitable Award Plan was adopted in January 1992 to provide for each eligible director to designate up to four charitable organizations to receive a maximum of $1,000,000 in the aggregate upon the death of each director participant. A director can participate after two consecutive years of service on the Board of Directors. The cost of this plan to El Paso from April 1, 2002 to April 1, 2003 was $214,141, including the administrative fees. Currently, all of the directors are eligible to participate in the plan except for Messrs. Dunlap, Goldman, Talbert and Whitmire.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, CHANGE IN CONTROL ARRANGEMENTS AND DIRECTOR INDEMNIFICATION AGREEMENTS

     EMPLOYMENT AGREEMENTS

     William A. Wise. El Paso terminated the employment of William A. Wise as Chief Executive Officer and Chairman of the Board of Directors effective as of March 12, 2003, and appointed Ronald L. Kuehn, Jr. as his successor pending selection of a permanent Chief Executive Officer. Under the terms of his pre-existing employment agreement, Mr. Wise will receive severance benefits for the remaining three-year term of his agreement consisting of his annual salary of $1,430,004, an annual bonus in the amount of $1,716,004, service credit and age credit for pension benefits and continued medical, dental and vision insurance. Mr. Wise's legal counsel has indicated that Mr. Wise may assert that he is entitled to additional perquisites under the terms of his pre-existing employment agreement. Mr. Wise will not be entitled to receive benefits under his employment agreement that otherwise would arise in connection with any future change in control of El Paso. Any salary, bonus, or benefits received by Mr. Wise in connection with any full-time employment during the remaining three-year term will reduce the salary, bonus, or benefits payable to Mr. Wise under the terms of his agreement. In connection with his termination, El Paso will transfer ownership of Mr. Wise's company-owned automobile to Mr. Wise and purchase his Houston residence, if requested to do so within two years of his termination, at the greater of its appraised value or the amount of Mr. Wise's investment. In 1997, El Paso loaned Mr. Wise $1,564,000 with interest at 6.8% for the purchase of his Houston residence. On March 19, 2003, Mr. Wise repaid this loan in full with accrued interest, consisting of $1,564,000 in principal and $617,436 in interest. In 2001, El Paso loaned Mr. Wise $7,332,195 with interest at 4.99% to fund Mr. Wise's exercise of options to purchase El Paso common stock. This outstanding loan obligation became payable by Mr. Wise in full upon his termination. On April 23, 2003, Mr. Wise repaid this loan in full with accrued interest, consisting of $7,332,195 in principal and $594,549 in interest. In addition, Mr. Wise held 1,887,917 vested stock options as of his date of termination. These options are exercisable by Mr. Wise through March 12, 2006, unless they expire earlier in accordance with their terms. Any portion of these options not exercised by March 12, 2006 or any earlier applicable expiration date will be forfeited on that date. Of these 1,887,917 stock options, 100,000 will be converted automatically into shares of El Paso common stock on October 25, 2003, unless exercised earlier by Mr. Wise, with the value per option equal to the fair market value of El Paso common stock on October 25, 2003. Mr. Wise forfeited 258,333 unvested stock options when he ceased to be an employee of El Paso on March 12, 2003. In addition, as described in footnote (3) to the Summary Compensation Table, 491,639 shares of restricted stock held by Mr. Wise as of his date of termination became vested as of that date, and 139,609 shares of restricted stock were forfeited as of that date.

Mr. Wise also became vested in 33,281 performance units, the value of which, if any, is payable at the end of the performance cycle in June 2003, and forfeited 2,219 performance units.

     Ronald L. Kuehn, Jr. As part of the merger with Sonat, El Paso entered into a termination and consulting agreement with Ronald L. Kuehn, Jr., dated October 25, 1999. Under this agreement, Mr. Kuehn served as the non-executive Chairman of El Paso's Board of Directors through December 31, 2000, and received a fee of $20,833 per month from October 25, 1999 through December 31, 2000. In addition, Mr. Kuehn received the perquisites that were available to him prior to the merger with Sonat pursuant to this agreement, as well as non-cash compensation available to other non-employee directors. Starting on October 25, 1999, and for the remainder of his life, Mr. Kuehn will receive certain ancillary benefits made available to him prior to the merger with Sonat, including the provision of office space and related services, and payment of life insurance premiums sufficient to provide a death benefit equal to four times his base pay as in effect immediately prior to October 25, 1999. Mr. Kuehn and his eligible dependents will also receive retiree medical coverage. El Paso maintained a collateral assignment split-dollar life insurance policy to provide for the death benefit for Mr. Kuehn to satisfy its obligation to provide the life insurance referenced above. In January 2003, El Paso released the collateral assignment on the policy. El Paso recovered $1,116,303 from the policy's cash surrender value for premiums paid by El Paso and its predecessors for Mr. Kuehn under the policy and gave up the right to recoup $881,588, which was left in the policy to provide coverage under the policy until age 95. The release of the collateral assignment and the right to recoup $881,588 was treated as a transfer of property to Mr. Kuehn subject to ordinary income tax. El Paso paid Mr. Kuehn $619,723 to satisfy the tax liabilities related to the transfer of the policy. In March 2003, Mr. Kuehn replaced Mr. Wise as Chief Executive Officer of El Paso. At that time, El Paso entered into an employment agreement with Mr. Kuehn effective upon his appointment as Chief Executive Officer of El Paso. Mr. Kuehn also serves as Chairman of the Board of El Paso. Compensation and benefits for Mr. Kuehn are determined under El Paso's benefit plans and programs in effect from time to time, with exceptions as specified in the employment agreement. Mr. Kuehn will receive a monthly salary of $100,000 and he is eligible to earn a target bonus amount equal to 100% of his annual salary based on El Paso's and his performance as determined by the Compensation Committee. Mr. Kuehn's bonus, if any, will be paid on the earlier of (i) the first anniversary of the agreement, (ii) the date El Paso pays its annual bonus to the named executive officers or (iii) the date a permanent Chief Executive Officer's appointment with El Paso begins, in which latter case Mr. Kuehn will receive a pro-rated portion of his bonus based on the number of months he served as the interim Chief Executive Officer. Mr. Kuehn's employment agreement also provides for an award of 125,000 nonqualified stock options to purchase shares of common stock and 50,000 shares of restricted stock of El Paso under the 2001 Omnibus Incentive Compensation Plan. These awards vest on the earlier of (i) the first anniversary of the agreement, or (ii) the date a permanent Chief Executive Officer's appointment with El Paso begins; otherwise, all other terms of the awards are governed under the plan from which the awards were granted. Mr. Kuehn is not eligible to participate in the Key Executive Severance Protection Plan under his employment agreement. Mr. Kuehn's employment agreement also provides that El Paso will maintain a corporate apartment for him in Houston, Texas on a tax-neutral basis. If Mr. Kuehn's employment is terminated involuntarily without "cause," or is voluntarily terminated by Mr. Kuehn for "good reason," Mr. Kuehn will receive one month's salary in addition to any earned but unpaid salary and benefits. If such termination occurs prior to the appointment of a permanent Chief Executive Officer, Mr. Kuehn will receive a pro rated portion of his bonus assuming all performance objectives were fully met, his stock options will vest and any restrictions on his restricted stock will lapse. If Mr. Kuehn's employment is terminated because of death, disability, involuntarily termination for "cause" or is voluntarily terminated by Mr. Kuehn for other than "good reason," Mr. Kuehn's right to receive his salary shall cease on the date of termination of his employment and his right to receive benefits will be determined according to the terms of El Paso's applicable plans.

     Ralph Eads. Ralph Eads left El Paso pursuant to an agreement entered into with El Paso effective December 31, 2002. Mr. Eads received a severance payment in the amount of $700,008 under the agreement. In addition, the agreement provides that Mr. Eads is entitled to receive a payment of $233,333 for each of three predetermined performance targets achieved by El Paso in connection with its success in exiting its energy trading business during 2003. The performance targets measure, respectively, the general and administrative costs for the El Paso Merchant Energy Group, the value at risk for the El Paso Merchant

Energy Group, and the gross value of liabilities for the El Paso Merchant Energy Group. If Mr. Eads is entitled to receive any payment(s) by reason of El Paso's achievement of one or more of these performance targets, such payment(s) will be made within 90 days of the end of the calendar quarter within which the particular target was achieved. In addition, Mr. Eads held 504,668 vested stock options as of his date of termination. These options are exercisable by Mr. Eads through December 31, 2003. Any portion of these options not exercised by December 31, 2003 will be forfeited on that date. Of these 504,668 stock options, 25,000 will be converted automatically into shares of El Paso common stock on October 25, 2003, unless exercised earlier by Mr. Eads, and Mr. Eads will receive the cash value of this conversion in a lump sum on or before November 30, 2003, with the value per option equal to the fair market value of El Paso common stock on October 25, 2003. In addition, as described in footnote
(3) to the Summary Compensation Table, 153,128 shares of restricted stock held by Mr. Eads on his date of termination became vested as of that date, and 35,466 shares of restricted stock were forfeited as of that date. Mr. Eads also became vested in 13,125 performance units, the value of which, if any, is payable at the end of the performance cycle in June 2003, and forfeited 1,875 performance units. In March 2003, $67,938, representing Mr. Eads' total retirement benefit under El Paso's Retirement Savings Plan and Supplemental Benefits Plan, was distributed to Mr. Eads. In addition, El Paso permitted Mr. Eads to retain two personal computers and related equipment provided to him during his employment. Mr. Eads was also paid $64,423 for his unused Paid Time Off credits. Mr. Eads also is entitled to elect COBRA continuation coverage as provided under applicable law.

     BENEFIT PLANS

     Severance Pay Plan. The Severance Pay Plan is a broad-based employee plan providing severance benefits following a "qualifying termination" for all salaried employees of El Paso and certain of its subsidiaries. The plan also includes an executive supplement, which provides enhanced severance benefits for certain executive officers of El Paso and certain of its subsidiaries, including Messrs. Austin, Phillips and Somerhalder. The enhanced severance benefits available under the supplement include an amount equal to two times the sum of the officer's annual salary, including annual target bonus amounts as specified in the plan. A qualifying termination includes an involuntary termination of the officer as a result of the elimination of the officer's position or a reduction in force and a termination for "good reason" (as defined under the plan). In the event the Severance Pay Plan is terminated, the executive supplement will continue as a separate plan unless the action terminating the Severance Pay Plan explicitly terminates the supplement. The executive supplement of the Severance Pay Plan terminates on January 1, 2005, unless extended. In the event of a "change in control" (as defined in the Key Executive Severance Protection Plan described below), participants whose termination of employment entitles them to severance pay under the executive supplement and the Key Executive Severance Protection Plan will receive severance pay under the Key Executive Severance Protection Plan, rather than under the executive supplement.

     Key Executive Severance Protection Plan. This plan, initially adopted in 1992, provides severance benefits following a "change in control" of El Paso for certain officers of El Paso and certain of its subsidiaries, including each of the Named Executives (except for Messrs. Wise and Eads who are no longer employees). The benefits of the plan include: (1) an amount equal to three times the participant's annual salary, including maximum bonus amounts as specified in the plan; (2) continuation of life and health insurance for an 18-month period following termination; (3) a supplemental pension payment calculated by adding three years of additional credited pension service; (4) additional payments to the terminated employee to cover excise taxes if the payments made under the plan are subject to excise taxes on golden parachute payments; and (5) payment of legal fees and expenses incurred by the employee to enforce any rights or benefits under the plan. Benefits are payable for any termination of employment for a participant in the plan within two years of the date of a change in control, except where termination is by reason of death, disability, for cause or instituted by the employee for other than "good reason." A change in control occurs if: (i) any person or entity becomes the beneficial owner of 20% or more of El Paso's common stock; (ii) any person or entity (other than El Paso) purchases the common stock by way of a tender or exchange offer; (iii) El Paso stockholders approve a merger or consolidation, sale or disposition or a plan of liquidation or dissolution of all or substantially all of El Paso's assets; or
(iv) if over a two-year period a majority of the members of the Board of Directors at the beginning of the period cease to be directors. A change in control has not occurred if El Paso is involved in a merger, consolidation or sale of assets in which the same stockholders of El Paso before the transaction own 80% of the outstanding common stock after the transaction is complete. This plan generally may be amended or terminated at any time, provided that no amendment or termination may impair participants' rights under the plan or be made following the occurrence of a change in control. This plan has been closed to new participants, unless the Board determines otherwise. Approximately 40 current El Paso officers participate in this plan.

     Employee Severance Protection Plan. This plan, initially adopted in 1992, provides severance benefits following a "change in control" (as defined above in the Key Executive Severance Protection Plan) of El Paso for certain salaried, non-executive employees of El Paso and certain of its subsidiaries. The benefits of the plan include: (1) severance pay based on the formula described below, up to a maximum of two times the participant's annual salary, including maximum bonus amounts as specified in the plan; (2) continuation of life and health insurance for an 18-month period following termination (plus an additional payment, if necessary, equal to any additional income tax imposed on the participant by reason of his or her continued health and life insurance coverage); and (3) payment of legal fees and expenses incurred by the employee to enforce any rights or benefits under the plan. The formula by which severance pay is calculated under the plan consists of the sum of: (i) one-twelfth of a participant's annual salary and maximum bonus for every $7,000 of his or her annual salary and maximum bonus, but no less than five-twelfths nor more than the entire salary and bonus amount, and (ii) one-twelfth of a participant's annual salary and maximum bonus for every year of service performed immediately prior to a change in control. Benefits are payable for any termination of employment for a participant in the plan within two years of the date of a change in control, except where termination is by reason of death, disability, for cause or instituted by the employee for other than "good reason" (as defined in the plan). This plan generally may be amended or terminated at any time, provided that no amendment or termination may impair participants' rights under the plan or be made following the occurrence of a change in control. This plan has been closed to new participants, unless the Board determines otherwise. Approximately 1,000 current El Paso employees participate in this plan.

     Supplemental Benefits Plan. This plan provides for certain benefits to officers and key management employees of El Paso and its subsidiaries. The benefits include: (1) a credit equal to the amount that a participant did not receive under El Paso's pension plan because the pension plan does not consider deferred compensation (whether in deferred cash or deferred restricted common stock) for purposes of calculating benefits and eligible compensation is subject to certain Internal Revenue Code limitations; and (2) a credit equal to the amount of El Paso's matching contribution to El Paso's Retirement Savings Plan that cannot be made because of a participant's deferred compensation and Internal Revenue Code limitations. The plan may not be terminated so long as the pension plan and/or Retirement Savings Plan remain in effect. The management committee of this plan designates who may participate and also administers the plan. Benefits under El Paso's Supplemental Benefits Plan are paid upon termination of employment in a lump-sum payment, in annuity or in periodic installments. In the event of a change in control (as defined under the Key Executive Severance Protection Plan), the supplemental pension benefits become fully vested and nonforfeitable.

     Deferred Compensation Plan. This plan allowed eligible executives and key management employees of El Paso and its subsidiaries to defer all or a portion of their base salaries and any other deferrals (including certain equity awards) made in accordance with certain of El Paso's compensation plans. The management committee of this plan designated the executives and key management employees who participated. Amounts deferred were payable upon termination of employment in a lump-sum payment or in periodic installments, except that the management committee could, in its discretion, accelerate payments. Any amounts deferred were credited with interest, gains/losses based on investments or other indices specified by the management committee. This plan was terminated effective as of November 15, 2002, and all deferred amounts (net of applicable withholdings) were distributed to the participants.

     Senior Executive Survivor Benefits Plan. This plan provides certain senior executives (including each of the Named Executives, except for Messrs. Wise and Eads) of El Paso and its subsidiaries who are designated by the plan administrator with survivor benefit coverage in lieu of the coverage provided generally for employees under El Paso's group life insurance plan. The amount of benefits provided, on an after-tax basis, is two and one-half times the executive's annual salary. Benefits are payable in installments over 30 months beginning within 31 days after the executive's death, except that the plan administrator may, in its discretion, accelerate payments.

     Domestic Relocation Plan. El Paso had a Domestic Relocation Plan, under which El Paso was obligated, upon the termination of employment of the Named Executives (except Messrs. Eads and Phillips), as a result of death, retirement, permanent disability or as otherwise determined by the senior functional officer of Human Resources and Administration, or in the event of a "change in control," as defined earlier under the Key Executive Severance Protection Plan, to purchase their residences in Houston which they acquired during El Paso's relocation from El Paso to Houston in 1997.

     Alternative Benefits Program (ABP). In 2001, Messrs. Wise and Austin reduced the balance of certain compensation payable to them under the Supplemental Benefits Plan by $5,000,000 and $600,000 respectively, in exchange for the right to participate in the ABP. In 2002, Mr. Allumbaugh reduced the balance of certain compensation payable to him under the 1995 Compensation Plan for Non-Employee Directors by $1,820,000 in exchange for the right to participate in the ABP. The program provides for a loan to purchase a life insurance policy under a family trust. The amount of the loans to Messrs. Wise, Austin and Allumbaugh were $9,000,000, $1,080,000 and $3,276,000, respectively. The trust is the named beneficiary under the life insurance policy, and the loan with accrued interest will be repaid, on an after-tax basis, with proceeds of the policy after the participant's, or his spouse's death, whichever is later. The compensation that was reduced had been awarded in prior years and was disclosed as required in proxy statements of El Paso for prior years. The cost of this program will not exceed the cost El Paso would have paid as compensation with respect to the reduced amounts. In 2002, the annual value of the policy to Mr. Allumbaugh of $2,874 was imputed as income. Amounts of $2,523 and $67, respectively, were imputed as income in 2002 for Messrs. Wise and Austin and are included, to the extent required under the rules of the SEC, in the "Other Annual Compensation" column of the Summary Compensation Table. This program is now closed to new participants.

  Equity Compensation Plan Information

     The information set forth in Part II, Item 5, Market for Registrant's Common Equity and Related Stockholder Matters, under the heading "Equity Compensation Plan Information" of our Form 10-K for the fiscal year ended December 31, 2002 is incorporated by reference into this Item 12.

     2001 Omnibus Incentive Compensation Plan. This plan provides for the grant to officers and key employees of El Paso and its subsidiaries of stock options, stock appreciation rights, limited stock appreciation rights, performance units and restricted stock. A maximum of 6,000,000 shares in the aggregate may be subject to awards under this plan. The plan administrator designates which employees are eligible to participate, the amount of any grant and the terms and conditions (not otherwise specified in the plan) of such grant. If a "change in control" (defined in substantially the same manner as under the Key Executive Severance Protection Plan described above) occurs: (1) all outstanding stock options become fully exercisable; (2) stock appreciation rights and limited stock appreciation rights become immediately exercisable; (3) designated amounts of performance units become fully vested; (4) all restrictions placed on awards of restricted common stock automatically lapse; and (5) the current year's maximum incentive award for each officer participating in the plan becomes fully payable within 30 days. The plan generally may be amended or terminated at any time. Any amendment following a change in control that impairs participants' rights requires participant consent.

     1999 Omnibus Incentive Compensation Plan. This plan provided for the grant to officers and key employees of El Paso and its subsidiaries of stock options, stock appreciation rights, limited stock appreciation rights, performance units and restricted stock. This plan was replaced by the 2001 Omnibus Incentive Compensation Plan. Although this plan has been terminated with respect to new grants, certain shares of restricted common stock and performance units remain outstanding under it. If a "change in control" of El Paso occurs, all restrictions placed on restricted common stock lapse and designated amounts of performance units become fully vested. For purposes of the plan, the term "change in control" has the same meaning given such term in the Key Executive Severance Protection Plan described above.

     1995 Incentive Compensation Plan. This plan provided that awards of cash and/or shares of restricted common stock could be granted to eligible officers of El Paso and its subsidiaries. This plan was replaced by the 1999 Omnibus Incentive Compensation Plan. Although this plan has been terminated with respect to new grants, certain shares of restricted common stock remain outstanding under it. If a "change in control" of El Paso occurs, all restrictions placed on restricted common stock lapse. For purposes of the plan, the term "change in control" has the same meaning given such term in the Key Executive Severance Protection Plan described above.

     1995 Omnibus Compensation Plan. This plan provided that stock options, stock appreciation rights, limited stock appreciation rights, performance units and restricted stock could be granted to officers and key employees of El Paso and its subsidiaries. This plan was replaced by the 1999 Omnibus Incentive Compensation Plan. Although this plan has been terminated with respect to any new grants, certain stock options remain outstanding under it. If a "change in control" of El Paso under this plan occurs, all outstanding stock options become fully exercisable. For purposes of this plan, the term "change in control" is defined in the Key Executive Severance Protection Plan described above.

     Omnibus Compensation Plan. This plan provided for the grant of stock options, stock appreciation rights, limited stock appreciation rights, performance share units and restricted common stock to officers and key employees of El Paso and its subsidiaries. This plan was replaced by the 1995 Omnibus Compensation Plan. Although this plan has been terminated with respect to any new grants, certain stock options remain outstanding under it. Pursuant to the terms of the plan, if a "change in control" of El Paso occurs, all outstanding stock options become fully exercisable. For purposes of the plan, the term "change in control" has the same meaning given such term in the Key Executive Severance Protection Plan, except that the definition does not contain the exclusion dealing with mergers, consolidations or sales of assets of El Paso in connection with a corporate restructuring of El Paso.

     Strategic Stock Plan. This plan is an equity compensation plan that has not been approved by the stockholders. This plan provides for the grant of stock options, stock appreciation rights, limited stock appreciation rights and shares of restricted common stock to non-employee members of the Board of Directors, officers and key employees of El Paso and its subsidiaries primarily in connection with El Paso's strategic acquisitions. A maximum of 4,000,000 shares in the aggregate may be subject to awards under this plan. The plan administrator determines which employees are eligible to participate, the amount of any grant and the terms and conditions (not otherwise specified in the plan) of such grant. If a change in control, as defined earlier under the Key Executive Severance Protection Plan, occurs: (1) all outstanding stock options become fully exercisable; (2) stock appreciation rights and limited stock appreciation rights become immediately exercisable; and (3) all restrictions placed on awards of restricted common stock automatically lapse. The plan generally may be amended or terminated at any time. Any amendment following a change in control that impairs participants' rights requires participant consent.

DIRECTOR INDEMNIFICATION AGREEMENTS

     El Paso has entered into indemnification agreements with each member of the Board of Directors as part of El Paso's indemnification program and in order to enable El Paso to attract and retain qualified directors. The indemnification agreements provide for payment of reasonable expenses (including attorneys' fees) incurred by each of the directors in defending a proceeding related to their service as a director in advance of its final disposition. El Paso may maintain insurance, enter into contracts, create a trust fund or use other means available to ensure payment of any indemnity payments and expense advances. In the event of a change in control, El Paso is obligated to pay the costs of independent legal counsel who will be selected to provide legal advice with respect to all matters concerning the rights of each director to indemnity payments and expense advances after any such change in control.

BENEFITS PROTECTION TRUST AGREEMENT

     El Paso maintains a trust for the purpose of funding certain of its employee benefit plans (including the Key Executive Severance Protection Plan). The trust consists of a trustee expense account, which is used to pay the fees and expenses of the trustee, and a benefit account, which is used to make payments to participants and beneficiaries in the participating plans. The trust is revocable by El Paso at any time before a "threatened change in control" (which is generally defined to include the commencement of actions that would lead to a "change in control" (as defined under the Key Executive Severance Protection Plan)) as to assets held in the trustee expense account, but is not revocable as to assets held in the benefit account at any time. The trust generally becomes fully irrevocable upon a threatened change in control. The trust is a grantor trust for federal tax purposes, and assets of the trust are subject to claims by El Paso's general creditors in preference to the claims of plan participants and beneficiaries. Upon a threatened change in control, El Paso must deliver $1.5 million in cash to the trustee expense account and must generally maintain the funding level of the trustee expense account at $2 million. In addition, if a change in control occurs, El Paso must deliver to the benefit account assets sufficient to pay all benefits payable (whether currently or on a deferred basis) under the plans participating in the trust. It is presently estimated, based on certain assumptions and data available as of a recent date, that if a change in control occurs on the date of El Paso's 2003 Annual Meeting of Stockholders, the amount required to be delivered to the trust would be more than $165 million. The trust generally may be amended or terminated at any time, provided that no amendment or termination may have a material adverse effect on the amount of benefits payable under the trust or result, directly or indirectly, in the return of any assets of the benefit account to El Paso prior to the satisfaction of all liabilities under the participating plans. In addition, no amendment may be made after the occurrence of a change in control which would (i) permit El Paso to withdraw any assets from the trustee expense account, (ii) directly or indirectly reduce or restrict the trustee's rights and duties under the trust, or (iii) permit El Paso to remove the trustee following the date of the change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of April 1, 2003 (unless otherwise noted) regarding beneficial ownership of common stock by each director, our Chief Executive Officer and the other four most highly compensated executive officers in the last fiscal year, our directors and executive officers as a group and each person or entity known by El Paso to own beneficially more than 5% of its outstanding shares of common stock.

                                                   BENEFICIAL
                                                    OWNERSHIP
                                                   (EXCLUDING        STOCK                       PERCENT
TITLE OF CLASS       NAME OF BENEFICIAL OWNER      OPTIONS)(1)     OPTIONS(2)       TOTAL        OF CLASS
--------------       ------------------------      -----------     ----------     ----------     --------
Common Stock     Pacific Financial Research
                 Inc.(3)
                 9601 Wilshire Boulevard,
                 Suite 800
                 Beverly Hills, CA 90210.........  65,450,000(3)          --(3)   65,450,000(3)    10.9%
Common Stock     Capital Research and Management
                 Company(3)
                 333 South Hope Street
                 Los Angeles, CA 90071...........  55,473,020(3)          --(3)   55,473,020(3)     9.3%
Common Stock     Brandes Investment Partners,
                 L.L.C.(3)
                 11988 El Camino Real
                 Suite 500
                 San Diego, CA 92130.............  32,719,428(3)          --(3)   32,719,428(3)     5.5%
Common Stock     B. Allumbaugh...................      42,910         16,000          58,910          *
Common Stock     J.M. Bissell....................      33,005          9,000          42,005          *
Common Stock     J.C. Braniff....................      36,639(4)      18,000          54,639          *
Common Stock     J.L. Dunlap(5)..................          --          5,000           5,000          *
Common Stock     J.F. Gibbons....................      51,749         26,000          77,749          *
Common Stock     R.W. Goldman....................       5,912          5,000          10,912          *
Common Stock     A.W. Hall, Jr. .................      25,856          9,000          34,856          *
Common Stock     R.L. Kuehn, Jr. ................     329,982(6)     599,300         929,282          *
Common Stock     J.C. MacNeil, Jr. ..............      33,607          9,000          42,607          *
Common Stock     T.R. McDade.....................      77,081          9,000          86,081          *
Common Stock     J.M. Talbert....................       5,000          5,000          10,000          *
Common Stock     M. Wallop.......................      38,099          8,000          46,099          *
Common Stock     W.A. Wise.......................   2,076,139(7)   1,887,917(8)    3,964,056          *
Common Stock     J.L. Whitmire...................       4,356          5,000           9,356          *
Common Stock     J.B. Wyatt......................      29,863         11,000          40,863          *
Common Stock     R. Eads.........................     199,679(9)     504,667         704,346          *
Common Stock     H.B. Austin.....................     321,429        417,883         739,312          *
Common Stock     J.W. Somerhalder II.............     330,651        417,883         748,534          *
Common Stock     R.G. Phillips...................     606,802        278,917         885,719          *
Common Stock     Directors and executive officers
                 as a group (25) persons total
                 (including those individuals
                 listed above)...................   4,787,792      5,018,856       9,806,648      1.622%

---------------

 *  Less than 1%

(1) The individuals named in the table have sole voting and investment power with respect to shares of El Paso common stock beneficially owned, except that Messrs. Allumbaugh, Gibbons, Talbert, Wise, and Austin share with one or more other individuals voting and investment power with respect to 18,224, 2,000, 5,000, 11,694 and 140,042 shares of common stock, respectively. This column also includes shares of common stock held in the El Paso Benefits Protection Trust as a result of deferral elections made in accordance with El Paso benefit plans. These individuals share voting power with the trustee under that plan and receive dividends on such shares, but do not have the power to dispose of, or direct the disposition of, such shares until such shares are distributed. In addition, some shares of common stock reflected in this column for certain individuals are subject to restrictions. According to a Schedule 13G filed on February 14, 2003, as of December 31, 2002, Pacific Financial Research Inc. had shared voting power over 65,450,000 shares of common stock and shared dispositive power over 3,225,500 shares of common stock. According to a Schedule 13G filed on February 14, 2003, as of December 31, 2002, Capital Research and Management Company had sole dispositive power over 55,473,020 shares of common stock. According to a Schedule 13G filed on February 14, 2003, as of December 31, 2002, Brandes Investment Partners, L.L.C. had shared voting power over 25,798,409 shares of common stock and dispositive power over 32,719,428 shares of common stock.

(2) The directors and executive officers have the right to acquire the shares of common stock reflected in this column within 60 days of April 1, 2003, through the exercise of stock options.

(3) Stock ownership as of December 31, 2002, for Pacific Financial Research Inc., Capital Research and Management Company, and Brandes Investment Partners, L.L.C. were reported on separate Schedules 13G filed on February 14, 2003.

(4) Mr. Braniff's beneficial ownership excludes 3,500 shares of El Paso common stock owned by his wife, of which Mr. Braniff disclaims any beneficial ownership.

(5) Mr. Dunlap's holdings are as of April 7, 2003, the effective date of his election to the Board of Directors.

(6) Mr. Kuehn's beneficial ownership excludes 22,500 shares of El Paso common stock owned by his wife, 20 shares owned by his children, and 4,200 shares held in trust for his children, of which Mr. Kuehn disclaims any beneficial ownership.

(7) Mr. Wise's beneficial ownership excludes 400 shares of El Paso common stock owned by his children under the Uniform Gifts to Minors Act, of which Mr. Wise disclaims any beneficial ownership.

(8) Includes 98,000 stock options held in the William & Marie Wise Family Ltd. Partnership.

(9) As of December 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The law firm of McDade Fogler Maines, L.L.P. provided legal services to El Paso in fiscal year 2002. Thomas R. McDade, a director of El Paso, is a senior partner of that law firm. In fiscal year 2002, El Paso paid McDade Fogler Maines, L.L.P. approximately $156,757 for legal services rendered by that law firm to El Paso. The Board has determined that the engagement of Mr. McDade's firm to represent El Paso and its subsidiaries will be limited to existing legal matters only and his firm will not receive additional work from El Paso or its subsidiaries.

     Mr. Wise's two sons-in-law and a sister-in-law were employed by El Paso or its subsidiaries during fiscal year 2002 and earned and/or received compensation in the amount of $74,174, $170,531 and $62,779, respectively.

     Mr. Phillips's brother was employed by El Paso or its subsidiaries during fiscal year 2002 and earned and/or received compensation in the amount of $147,504.

     See "Employment Contracts, Termination of Employment and Change in Control Arrangements and Director Indemnification Agreements" under Item 11, Executive Compensation, above for information related to loans to certain executives officers. El Paso does not have any continuing lines of credit for loans to its executive officers.

     We own a one percent general partner interest in El Paso Energy Partners, a publicly traded master limited partnership and 26.5 percent of the partnership's common units. In addition, we own preferred units with $158 million liquidation value as of December 31, 2002, and all of its outstanding Series C units acquired for $350 million in November 2002. Some of our directors, officers and other personnel who provide services for El Paso also provide services for El Paso Energy Partners. These shared personnel own and are awarded units, or options to purchase units, in El Paso Energy Partners from time to time, and their personal financial interests may not always be completely aligned with ours.

     A discussion of agreements, arrangements and transactions between El Paso and El Paso Energy Partners is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Field Services" of our Form 10-K for the fiscal year ended December 31, 2002. This discussion is incorporated by reference into this Item 13. Also see Part II, Item 8, Financial Statements and Supplementary Data, Note 26 of our Form 10-K for the fiscal year ended December 31, 2002. The information contained therein is incorporated by reference into this Item 13.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, El Paso Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April 2003.

                                           EL PASO CORPORATION
                                                Registrant

                                            By   /s/ RONALD L. KUEHN, JR.
                                             -----------------------------------
                                                    Ronald L. Kuehn, Jr.
                                                    Chairman of the Board
                                                 and Chief Executive Officer

     Each person whose individual signature appears below hereby authorizes D. Dwight Scott and Peggy A. Heeg, and each of them, as attorneys-in-fact with full power of substitution, to execute in the name and on behalf of such person, individually and in each capacity stated below, and to file, any and all amendments to this Form 10-K.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of El Paso Corporation and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

              /s/ RONALD L. KUEHN, JR.                 Chairman of the Board, Chief      April 30, 2003
-----------------------------------------------------    Executive Officer and Director
               (Ronald L. Kuehn, Jr.)                    (Principal Executive Officer)

                 /s/ H. BRENT AUSTIN                   President and Chief Operating     April 30, 2003
-----------------------------------------------------    Officer
                  (H. Brent Austin)

                 /s/ D. DWIGHT SCOTT                   Executive Vice President and      April 30, 2003
-----------------------------------------------------    Chief Financial Officer
                  (D. Dwight Scott)                      (Principal Financial Officer)

                /s/ JEFFREY I. BEASON                  Senior Vice President and         April 30, 2003
-----------------------------------------------------    Controller (Principal
                 (Jeffrey I. Beason)                     Accounting Officer)

                /s/ BYRON ALLUMBAUGH                   Director                          April 30, 2003
-----------------------------------------------------
                 (Byron Allumbaugh)

                 /s/ JOHN M. BISSELL                   Director                          April 30, 2003
-----------------------------------------------------
                  (John M. Bissell)

               /s/ JUAN CARLOS BRANIFF                 Director                          April 30, 2003
-----------------------------------------------------
                (Juan Carlos Braniff)

                 /s/ JAMES L. DUNLAP                   Director                          April 30, 2003
-----------------------------------------------------
                  (James L. Dunlap)

                /s/ JAMES F. GIBBONS                   Director                          April 30, 2003
-----------------------------------------------------
                 (James F. Gibbons)

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----


                /s/ ROBERT W. GOLDMAN                  Director                          April 30, 2003
-----------------------------------------------------
                 (Robert W. Goldman)

               /s/ ANTHONY W. HALL JR.                 Director                          April 30, 2003
-----------------------------------------------------
                (Anthony W. Hall Jr.)

             /s/ J. CARLETON MACNEIL JR.               Director                          April 30, 2003
-----------------------------------------------------
              (J. Carleton MacNeil Jr.)

                /s/ THOMAS R. MCDADE                   Director                          April 30, 2003
-----------------------------------------------------
                 (Thomas R. McDade)

               /s/ J. MICHAEL TALBERT                  Director                          April 30, 2003
-----------------------------------------------------
                (J. Michael Talbert)

                 /s/ MALCOLM WALLOP                    Director                          April 30, 2003
-----------------------------------------------------
                  (Malcolm Wallop)

                /s/ JOHN L. WHITMIRE                   Director                          April 30, 2003
-----------------------------------------------------
                 (John L. Whitmire)

                 /s/ WILLIAM A. WISE                   Director                          April 30, 2003
-----------------------------------------------------
                  (William A. Wise)

                  /s/ JOE B. WYATT                     Director                          April 30, 2003
-----------------------------------------------------
                   (Joe B. Wyatt)

                                 CERTIFICATION

I, Ronald L. Kuehn, Jr., certify that:

     1. I have reviewed this annual report on Form 10-K/A of El Paso Corporation; and

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

                                               /s/ RONALD L. KUEHN, JR.
                                          --------------------------------------
                                                   Ronald L. Kuehn, Jr.
                                                Chairman of the Board and
                                                 Chief Executive Officer
                                              (Principal Executive Officer)
                                                   El Paso Corporation
Date: April 30, 2003

                                 CERTIFICATION

I, D. Dwight Scott, certify that:

     1. I have reviewed this annual report on Form 10-K/A of El Paso Corporation; and

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

                                                  /s/ D. DWIGHT SCOTT
                                          --------------------------------------
                                                     D. Dwight Scott
                                               Executive Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)
                                                   El Paso Corporation
Date: April 30, 2003

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                             DESCRIPTION
 -------                             -----------
   99.A      Certification of Chief Executive Officer pursuant to 18
             U.S.C. Section 1350 as adopted pursuant to Section 906 of
             the Sarbanes-Oxley Act of 2002.
   99.B      Certification of Chief Financial Officer pursuant to 18
             U.S.C. Section 1350 as adopted pursuant to Section 906 of
             the Sarbanes-Oxley Act of 2002.