Form 10-K/A
period 2002-12-31
EL PASO CORP/DE
filed 2003-06-26
CIK 1066107

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 2)

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

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     Common Stock, par value $3 per share. Shares outstanding on June 25, 2003:
598,877,054

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This Amendment on Form 10-K/A constitutes Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which was originally filed with the Securities and Exchange Commission (SEC) on March 31, 2003 (Annual Report). Amendment No. 1 to our Annual Report was previously filed with the SEC on April 30, 2003. We are hereby amending and restating the disclosure set forth in the Annual Report in Item 14 in its entirety.

     This Amendment only amends Item 14 of the Annual Report as specified above. It does not affect the original financial statements and footnotes filed in the Annual Report and does not reflect events occurring after the original filing date of March 31, 2003.

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

     Limitations on the Effectiveness of Controls. El Paso Corporation's management, including the principal executive officer and principal financial officer, does not expect that our Disclosure Controls and Internal Controls will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our Disclosure Controls and Internal Controls are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded that our Disclosure Controls and Internal Controls are effective in achieving that level of reasonable assurance.

     No Significant Changes in Internal Controls. We have sought to determine whether there were any "significant deficiencies" or "material weaknesses" in El Paso Corporation's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in El Paso Corporation's Internal Controls. This information was important both for the controls evaluation generally and because the principal executive officer and principal financial officer are required to disclose that information to our Board's Audit Committee and our independent auditors and to report on related matters in this section of the Annual Report. The principal executive officer and principal financial officer note that, from the date of the controls evaluation to the date of this Annual Report, there have been no significant changes in Internal

Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Effectiveness of Disclosure Controls. Based on the controls evaluation, our principal executive officer and principal financial officer have concluded that the Disclosure Controls are effective to ensure that material information relating to El Paso Corporation and its consolidated subsidiaries is made known to management, including the principal executive officer and principal financial officer, on a timely basis.

     Officer Certifications. The certifications from the principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included herein, or as Exhibits to this Annual Report, as appropriate.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, El Paso Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of June 2003.

                                           EL PASO CORPORATION
                                                Registrant

                                            By     /s/ D. DWIGHT SCOTT
                                             -----------------------------------
                                                       D. Dwight Scott
                                                Executive Vice President and
                                                   Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of El Paso Corporation and in the capacities and on the dates indicated:

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

                          *                            Chairman of the Board, Chief       June 25, 2003
-----------------------------------------------------    Executive Officer and Director
                Ronald L. Kuehn, Jr.                     (Principal Executive Officer)

                 /s/ D. DWIGHT SCOTT                   Executive Vice President and       June 25, 2003
-----------------------------------------------------    Chief Financial Officer
                   D. Dwight Scott                       (Principal Financial Officer)

                /s/ JEFFREY I. BEASON                  Senior Vice President and          June 25, 2003
-----------------------------------------------------    Controller
                  Jeffrey I. Beason                      (Principal Accounting Officer)

                          *                            Director                           June 25, 2003
-----------------------------------------------------
                   John M. Bissell

                          *                            Director                           June 25, 2003
-----------------------------------------------------
                 Juan Carlos Braniff

                          *                            Director                           June 25, 2003
-----------------------------------------------------
                   James L. Dunlap

                          *                            Director                           June 25, 2003
-----------------------------------------------------
                  Robert W. Goldman

                          *                            Director                           June 25, 2003
-----------------------------------------------------
                 Anthony W. Hall Jr.

                          *                            Director                           June 25, 2003
-----------------------------------------------------
               J. Carleton MacNeil Jr.

                          *                            Director                           June 25, 2003
-----------------------------------------------------
                  Thomas R. McDade

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----


                          *                            Director                           June 25, 2003
-----------------------------------------------------
                 J. Michael Talbert

                          *                            Director                           June 25, 2003
-----------------------------------------------------
                   Malcolm Wallop

                          *                            Director                           June 25, 2003
-----------------------------------------------------
                  John L. Whitmire

                          *                            Director                           June 25, 2003
-----------------------------------------------------
                    Joe B. Wyatt

               *By: /s/ PEGGY A. HEEG
  ------------------------------------------------
                    Peggy A. Heeg
                  Attorney-in-fact

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

     3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     5. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Date: June 25, 2003

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

     3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     5. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Date: June 25, 2003

                              EL PASO CORPORATION

                                  EXHIBIT LIST

  EXHIBIT
   NUMBER                              DESCRIPTION
  -------                              -----------
    99.A       Certification of Principal Executive Officer pursuant to 18
               U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
               Sarbanes-Oxley Act of 2002.
    99.B       Certification of Principal Financial Officer pursuant to 18
               U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
               Sarbanes-Oxley Act of 2002.