Form 10-Q/A
period 2003-03-31
EL PASO CORP/DE
filed 2003-06-26
CIK 1066107

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This Amendment on Form 10-Q/A constitutes Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2003, which was previously filed with the Securities and Exchange Commission (SEC) on May 15, 2003 (the Quarterly Report). We are amending the disclosure set forth in Item 14 of the Quarterly Report in its entirety.

     This Amendment only amends Item 14 of the Quarterly Report as specified above. It does not affect the original financial statements and footnotes filed in the Quarterly Report and does not reflect events occurring after the original filing date of May 15, 2003.

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

                                           EL PASO CORPORATION

Date: June 25, 2003                                /s/ D. Dwight Scott
                                            ------------------------------------
                                                      D. Dwight Scott
                                                Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

Date: June 25, 2003                               /s/ Jeffrey I. Beason
                                            ------------------------------------
                                                     Jeffrey I. Beason
                                            Senior Vice President and Controller
                                               (Principal Accounting Officer)

                                 CERTIFICATION

I, Ronald L. Kuehn, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of El Paso Corporation;

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

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: June 25, 2003

                                 CERTIFICATION

I, D. Dwight Scott, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of El Paso Corporation;

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

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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