Form 10-K/A
period 2004-12-31
EL PASO CORP/DE
filed 2005-04-08
CIK 1066107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
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

i

EXPLANATORY NOTE
      This Form 10-K/ A (Amendment No. 1) is being filed to revise the manner in which we reported certain of our income taxes associated with our discontinued Canadian exploration and production operations for the year ended December 31, 2003. During the fourth quarter of 2003, we appropriately recorded a deferred tax benefit related to our Canadian exploration and production operations. This amount was properly included as part of our continuing operations in our 2003 Annual Report on Form 10-K. During 2004, we decided to exit our Canadian exploration and production operations and classified them as discontinued operations. Our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2005 reflected these operations as discontinued for all periods. However, we incorrectly included approximately $82 million of deferred tax benefits in continuing operations in the fourth quarter of 2003 that should have been reflected in discontinued operations. As a result, we were required to restate our 2003 financial statements to reclassify this amount from continuing operations to discontinued operations. This restatement did not affect our reported net loss, balance sheet amounts or cash flows as of or for the year ended December 31, 2003.
      The restatement affects language and tabular amounts in Item 6. Selected Financial Data; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 8. Financial Statements and Supplementary Data; and Item 9A. Controls and Procedures.

ii

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

ITEM 6. SELECTED FINANCIAL DATA
      The following historical selected financial data excludes certain of our international natural gas and oil production operations and our petroleum markets and coal mining businesses, which are presented as discontinued operations in our financial statements for all periods. The selected financial data below should be read together with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Financial Statements and Supplementary Data included in this Report on Form 10-K/ A. These selected historical results are not necessarily indicative of results to be expected in the future.

	As of or for the Year Ended December 31,

		2003	2002
	2004	(Restated)(1)(2)	(Restated)(1)	2001	2000(3)

	(In millions, except per common share amounts)
Operating Results Data:
Operating revenues	$5,874	$6,668	$6,881	$10,186	$6,179
Income (loss) from continuing operations available to common stockholders(4)	$(802)	$(605)	$(1,242)	$(223)	$481
Net income (loss)	$(948)	$(1,928)	$(1,875)	$(447)	$665
Basic income (loss) per common share from continuing operations	$(1.25)	$(1.01)	$(2.22)	$(0.44)	$0.98
Diluted income (loss) per common share from continuing operations	$(1.25)	$(1.01)	$(2.22)	$(0.44)	$0.95
Cash dividends declared per common share(5)	$0.16	$0.16	$0.87	$0.85	$0.82
Basic average common shares outstanding	639	597	560	505	494
Diluted average common shares outstanding	639	597	560	505	506
Financial Position Data:
Total assets(6)	$31,383	$36,942	$41,923	$44,271	$43,992
Long-term financing obligations(7)	18,241	20,275	16,106	12,840	11,206
Securities of subsidiaries(7)	367	447	3,420	4,013	3,707
Stockholders’ equity	3,439	4,352	5,749	6,666	6,145

(1)	During the completion of the financial statements for the year ended December 31, 2004, we identified an error in the manner in which we had originally adopted the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, in 2002. Upon adoption of these standards, we incorrectly adjusted the cost of investments in unconsolidated affiliates and the cumulative effect of change in accounting principle for the excess of our share of the affiliates fair value of the net assets over their original cost, which we believed was negative goodwill. The amount originally recorded as a cumulative effect of accounting change was $154 million and related to our investments in Citrus Corporation, Portland Natural Gas, several Australian investments and an investment in the Korea Independent Energy Corporation. We subsequently determined that the amounts we adjusted were not negative goodwill, but rather amounts that should have been allocated to the long-lived assets underlying our investments. As a result, we were required to restate our 2002 financial statements to reverse the amount we recorded as a cumulative effect of an accounting change on January 1, 2002. This adjustment also impacted a deferred tax adjustment and an unrealized loss we recorded on our Australian investments during 2002, requiring a further restatement of that year. The restatements also affected the investment, deferred tax liability and stockholders’ equity balances we reported as of December 31, 2002 and 2003. See Part II, Item 8, Financial Statements and Supplementary Data, Note 1 for a further discussion of the restatements.

(2)	We also identified an error in the manner in which we had originally reported certain of our income taxes associated with our discontinued Canadian exploration and production operations for the year ended December 31, 2003. We incorrectly included approximately $82 million of deferred tax benefits in continuing operations in the fourth quarter of 2003 that should have been reflected in discontinued operations. As a result, we were required to restate our 2003 financial statements, and related quarterly financial information, to reclassify this amount from continuing operations to discontinued operations. This restatement did not impact our reported net loss or balance sheet amounts as of and for the year ended December 31, 2003. See Part II, Item 8, Financial Statements and Supplementary Data, Note 1 for a further discussion of the restatement.

(3)	These amounts are derived from unaudited financial statements. Such amounts were restated in 2003 for the accounting impact of adjustments to our historical reserve estimates.

(4)	We incurred losses of $1.1 billion in 2004, $1.2 billion in 2003 and $0.9 billion in 2002 related to impairments of assets and equity investments as well as restructuring charges related to industry changes and the related realignment of our businesses in response to those changes. In 2003, we also entered into an agreement in principle to settle claims associated with the western energy crisis of 2000 and 2001. This settlement resulted in charges of $104 million in 2003 and $899 million in 2002, both before income taxes. In addition, we incurred ceiling test charges of $5 million, $5 million and $1,895 million in 2003, 2002 and 2001 on our full cost natural gas and oil properties. During 2001, we merged with The Coastal Corporation and incurred costs and asset impairments related to this merger that totaled approximately $1.5 billion. For further discussions of events affecting comparability of our results in 2004, 2003 and 2002, see Part II, Item 8, Financial Statements and Supplementary Data, Notes 2 through 5.

(5)	Cash dividends declared per share of common stock represent the historical dividends declared by El Paso for all periods presented.

(6)	Decreases in 2002, 2003 and 2004 were a result of asset sales activities during these periods. See Part II, Item 8, Financial Statements and Supplementary Data, Note 3.
(7)	The increases in total long-term financing obligations in 2002 and 2003 was a result of the consolidations of our Chaparral and Gemstone power investments, the restructuring of other financing transactions, and the reclassification of securities of subsidiaries as a result of our adoption of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, during 2003.

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

      In addition to our available liquidity, we expect to generate significant operating cash flow in 2005. We will supplement this operating cash flow with proceeds from asset sales, which we expect will range from $1.8 billion to $2.2 billion over the next 12 to 24 months (of which $0.7 billion has already closed through March 25, 2005). We will also utilize proceeds from our financing activities as needed. In March 2005, we completed a $200 million financing at CIG. The proceeds will be used to refinance $180 million of bonds at CIG that will mature in June 2005 and for other general purposes.
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
  Overview of Cash Flow Activities for 2004 Compared to 2003
      For the years ended December 31, 2004 and 2003, our cash flows are summarized as follows:

		2003
	2004	(Restated)

	(In billions)
Cash inflows
Continuing operating activities
Net loss before discontinued operations	$(0.8)	$(0.6)
Non-cash income adjustments	2.4	1.8
Payment on Western Energy Settlement	(0.6)	—
Change in assets and liabilities	0.1	1.1

	1.1	2.3

Continuing investing activities
Net proceeds from the sale of assets and investments	1.9	2.5
Net proceeds from restricted cash	0.6	—
Other	0.1	—

	2.6	2.5

Continuing financing activities
Net proceeds from the issuance of long-term debt	1.3	3.6
Borrowings under long-term credit facility	—	0.5
Proceeds from the issuance of common stock	0.1	0.1
Net discontinued operations activity	1.0	0.4

	2.4	4.6

Total cash inflows	$6.1	$9.4

Cash outflows
Continuing investing activities
Additions to property, plant, and equipment	$1.8	$2.4
Net cash paid to acquire Chaparral and Gemstone	—	1.1
Net payments of restricted cash	—	0.5
Other	—	0.1

	1.8	4.1

Continuing financing activities
Payments to retire long-term debt and redeem preferred interests	2.5	4.1
Payments of revolving credit facilities	0.9	1.2
Dividends paid to common stockholders	0.1	0.2
Other	0.1	—

	3.6	5.5

Total cash outflows	5.4	9.6

Net change in cash	$0.7	$(0.2)

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

      In 2005, we expect our total capital expenditures, including acquisitions, to be approximately $1.9 billion, divided approximately equally between our Production and Pipelines segments. In 2004, our Production segment received funds of approximately $110 million from third parties under net profits interest agreements. In March 2005, we purchased all of the interests held by one of the parties to these agreements for $62 million. See Part II, Item 8, Financial Statements and Supplementary Data, under the heading Supplemental Natural Gas and Oil Operations, for a further discussion of these agreements.
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
Contractual Obligations
      The following table summarizes our contractual obligations as of December 31, 2004, for each of the years presented (all amounts are undiscounted):

	2005	2006	2007	2008	2009	Thereafter	Total

	(In millions)
Long-term financing obligations:(1)
Principal	$948	$1,155	$835	$733	$2,637	$13,031	$19,339
Interest	1,356	1,330	1,257	1,191	1,127	11,762	18,023
Western Energy Settlement(2)	44	44	44	44	44	634	854
Other contractual liabilities(3)	31	47	23	22	5	32	160
Operating leases(4)	79	66	51	43	40	163	442
Other contractual commitments and purchase obligations:(5)
Tolling, transportation and storage (6)	178	144	131	127	122	779	1,481
Commodity purchases(7)	30	28	28	17	10	36	149
Other(8)	151	36	14	15	5	3	224

Total contractual obligations	$2,817	$2,850	$2,383	$2,192	$3,990	$26, 440	$40,672

(1)	See Part II, Item 8, Financial Statements and Supplementary Data, Note 15.
(2)	See Part II, Item 8, Financial Statements and Supplementary Data, Note 17.
(3)	Includes contractual, environmental and other obligations included in other noncurrent liabilities in our balance sheet. Excludes expected contributions to our pension and other postretirement benefit plans of $68 million in 2005 and $209 million for the four year period ended December 31, 2009, because these expected contributions are not contractually required.
(4)	See Part II, Item 8, Financial Statements and Supplementary Data, Note 17.

(5)	Other contractual commitments and purchase obligations are defined as legally enforceable agreements to purchase goods or services that have fixed or minimum quantities and fixed or minimum variable price provisions, and that detail approximate timing of the underlying obligations.
(6)	These are commitments for demand charges on our tolling arrangements and for firm access to natural gas transportation and storage capacity.
(7)	Includes purchase commitments for natural gas and power.
(8)	Includes commitments for drilling and seismic activities in our production operations and various other maintenance, engineering, procurement and construction contracts, as well as service and license agreements, used by our other operations.

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
      Below is a reconciliation of our EBIT (by segment) to our consolidated net loss for each of the three years ended December 31:

		2003	2002
	2004	(Restated)(1)	(Restated)(1)

	(In millions)
Regulated Business
Pipelines	$1,331	$1,234	$828
Non-regulated Businesses
Production	734	1,091	808
Marketing and Trading	(547)	(809)	(1,977)
Power	(569)	(28)	12
Field Services	120	133	289

Segment EBIT	1,069	1,621	(40)
Corporate and other	(214)	(852)	(387)

Consolidated EBIT	855	769	(427)
Interest and debt expense	(1,607)	(1,791)	(1,297)
Distributions on preferred interests of consolidated subsidiaries	(25)	(52)	(159)
Income taxes	(25)	469	641

Loss from continuing operations	(802)	(605)	(1,242)
Discontinued operations, net of income taxes	(146)	(1,314)	(425)
Cumulative effect of accounting changes, net of income taxes	—	(9)	(208)

Net loss	$(948)	$(1,928)	$(1,875)

(1)	See Part II, Item 8, Financial Statements and Supplementary Data, Note 1 for a discussion of the restatements of our 2002 and 2003 financial statements. The restatement of our 2002 financial statements affected our Pipelines segment results and the amounts reported as a cumulative effect of accounting change in 2002. The restatement of our 2003 financial statements affected the classification of income taxes between continuing and discontinued operations, and therefore the results reported as continuing versus discontinued for that period.
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

	Operating Segments

			Marketing
			and		Field		Corporate
	Pipelines	Production	Trading	Power	Services		& Other

	(In millions)
2004
Asset and investment impairments, net of gain(loss) on sales(1)	$20	$(8)	$—	$(973)	$(7	) (2)	$3
Restructuring charges	(5)	(14)	(2)	(5)	(1)		(91)

Total	$15	$(22)	$(2)	$(978)	$(8)		$(8 8)

2003
Asset and investment impairments, net of gain(loss) on sales(1)	$9	$(5)	$3	$(525)	$9		$(525)
Ceiling test charges	—	(5)		—	—		—
Restructuring charges	(2)	(6)	(16)	(5)	(4)		(91)
Western Energy Settlement(3)	(140)	—	(26)	—	—		(4)

Total	$(133)	$(16)	(39)	(530)	$5		$(620)

2002 (Restated)
Asset and investment impairments, net of gain(loss) on sales(1)	$(125)	$1	$—	$(642)	$129		$(212)
Ceiling test charges	—	(5)	—	—	—		—
Restructuring charges	(1)	—	(10)	(14)	(1)		(51)
Western Energy Settlement	(412)	—	(487)	—	—		—
Net gain on power contract restructurings(4)	—	—	—	578	—		—

Total	$(538)	$(4)	$(497)	$(78)	$128		$(263)

(1)	Includes net impairments of cost-based investments included in other income and expense.
(2)	Includes the gain on our transactions with Enterprise and a goodwill impairment.
(3)	Includes $66 million of accretion expense and other charges included in operation and maintenance expense associated with the Western Energy Settlement.
(4)	Excludes intercompany transactions related to the UCF restructuring transaction which were eliminated in consolidation.
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
Income Taxes
      Income taxes for 2003 and 2002 have been restated. For a further discussion see Part II, Item 8. Financial Statements and Supplementary Data, Note 1.
      Income taxes for the years ended December 31, 2004, 2003 and 2002 were $25 million, ($469) million and ($641) million resulting in effective tax rates of (3) percent, 44 percent and 34 percent. Differences in our effective tax rates from the statutory tax rate of 35 percent were primarily a result of the following factors:

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
      For 2003, our overall effective tax rate on continuing operations was significantly different than the statutory rate due, in part, to $43 million of tax benefits related to abandonments and sales of certain of our foreign investments. The effective tax rate for 2003 absent these tax benefits would have been 40 percent.
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
Discontinued Operations
      Our loss from discontinued operations for 2003 has been restated. For a further discussion see Part II, Item 8, Financial Statements and Supplementary Data, Note 1.
      For the year ended December 2004, the loss from our discontinued operations was $146 million compared to a loss of $1,314 million during 2003. In 2004, $76 million of losses from discontinued operations related to our Canadian and certain other international production operations, primarily from losses on sales and impairment charges, and $70 million was from our petroleum markets activities, primarily related to losses on the completed sales of our Eagle Point and Aruba refineries along with other operational and severance costs. The losses in 2003 related primarily to impairment charges on our Aruba and Eagle Point refineries and on chemical assets, all as a result of our decision to exit and sell these businesses and ceiling test charges related to our Canadian production operations. The loss in 2002 was primarily due to operating losses at our Aruba refinery, impairment charges on our MTBE chemical plant and coal mining operations, and ceiling test charges related to our Canadian production operations.
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

		10 Percent Increase		10 Percent Decrease

	Fair Value	Fair Value	Change	Fair Value	Change

Derivatives designated as hedges	$(536)	$(672)	$(136)	$(400)	$13 6
Other commodity-based derivatives	(61)	(84)	(23)	(24)	37

Total	$(597)	$(756)	$(159)	$(424)	$1 73

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

EL PASO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per common share amounts)

	Year Ended December 31,

		2003	2002
	2004	(Restated)	(Restated)

Operating revenues
Pipelines	$2,651	$2,647	$2,610
Production	1,735	2,141	1,931
Marketing and Trading	(508)	(635)	(1,324)
Power	795	1,176	1,672
Field Services	1,362	1,529	2,029
Corporate and eliminations	(161)	(190)	(37)

	5,874	6,668	6,881

Operating expenses
Cost of products and services	1,363	1,818	2,468
Operation and maintenance	1,872	2,010	2,091
Depreciation, depletion and amortization	1,088	1,176	1,159
Loss on long-lived assets	1,092	860	181
Western Energy Settlement	—	104	899
Taxes, other than income taxes	253	295	254

	5,668	6,263	7,052

Operating income (loss)	206	405	(171)
Earnings (losses) from unconsolidated affiliates	559	363	(214)
Other income	189	203	197
Other expenses	(99)	(202)	(239)
Interest and debt expense	(1,607)	(1,791)	(1,297)
Distributions on preferred interests of consolidated subsidiaries	(25)	(52)	(159)

Loss before income taxes	(777)	(1,074)	(1,883)
Income taxes	25	(469)	(641)

Loss from continuing operations	(802)	(605)	(1,242)
Discontinued operations, net of income taxes	(146)	(1,314)	(425)
Cumulative effect of accounting changes, net of income taxes	—	(9)	(208)

Net loss	$(948)	$(1,928)	$(1,875)

Basic and diluted loss per common share
Loss from continuing operations	$(1.25)	$(1.01)	$(2.22)
Discontinued operations, net of income taxes	(0.23)	(2.20)	(0.76)
Cumulative effect of accounting changes, net of income taxes	—	(0.02)	(0.37)

Net loss	$(1.48)	$(3.23)	$(3.35)

Basic and diluted average common shares outstanding	639	597	560

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

See accompanying notes.

EL PASO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,

		2003	2002
	2004	(Restated)(1)	(Restated)(1)

Cash flows from operating activities
Net loss	$(948)	$(1,928)	$(1,875)
Less loss from discontinued operations, net of income taxes	(146)	(1,314)	(425)

Net loss before discontinued operations	(802)	(614)	(1,450)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation, depletion and amortization	1,088	1,176	1,159
Western Energy Settlement	—	94	899
Deferred income tax benefit	(38)	(604)	(685)
Cumulative effect of accounting changes	—	9	208
Loss on long-lived assets	1,092	785	181
Losses (earnings) from unconsolidated affiliates, adjusted for cash distributions	(224)	(17)	521
Other non-cash income items	451	399	255
Asset and liability changes
Accounts and notes receivable	471	2,552	(629)
Inventory	9	76	248
Change in non-hedging price risk management activities, net	191	85	1,074
Accounts payable	(295)	(2,127)	(114)
Broker and other margins on deposit with others	121	623	(257)
Broker and other margins on deposit with us	(24)	32	(647)
Western Energy Settlement liability	(626)	—	—
Other asset and liability changes
Assets	(20)	(267)	54
Liabilities	(301)	102	(139)

Cash provided by continuing activities	1,093	2,304	678
Cash provided by (used in) discontinued activities	223	25	(242)

Net cash provided by operating activities	1,316	2,329	436

Cash flows from investing activities
Additions to property, plant and equipment	(1,782)	(2,328)	(3,243)
Purchases of interests in equity investments	(34)	(33)	(299)
Cash paid for acquisitions, net of cash acquired	(47)	(1,078)	45
Net proceeds from the sale of assets and investments	1,927	2,458	2,779
Net change in restricted cash	578	(534)	(260)
Net change in notes receivable from affiliates	120	(43)	4
Other	(1)	—	22

Cash provided by (used in) continuing activities	761	(1,558)	(952)
Cash provided by (used in) discontinued activities	1,142	369	(303)

Net cash provided by (used in) investing activities	1,903	(1,189)	(1,255)

(1)	Only individual line items in cash flows from operating activities have been restated. Total cash flows from continuing operating activities, investing activities, and financing activities, as well as discontinued operations were unaffected by our restatements.
See accompanying notes.

EL PASO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In millions)

	Year Ended December 31,

		2003	2002
	2004	(Restated)(1)	(Restated)(1)

Cash flows from financing activities
Net proceeds from issuance of long-term debt	1,300	3,633	4,294
Payments to retire long-term debt and other financing obligations	(2,306)	(2,824)	(1,777)
Net borrowings/(repayments) under revolving and other short-term credit facilities	(850)	(650)	154
Net proceeds from issuance of notes payable	—	84	—
Repayment of notes payable	(214)	(8)	(94)
Payments to minority interest and preferred interest holders	(35)	(1,277)	(861)
Issuances of common stock	73	120	1,053
Dividends paid	(101)	(203)	(470)
Other	(33)	(177)	(476)
Contributions from (distributions to) discontinued operations	1,000	394	(1,106)

Cash provided by (used in) continuing activities	(1,166)	(908)	717
Cash provided by (used in) discontinued activities	(1,365)	(394)	555

Net cash provided by (used in) financing activities	(2,531)	(1,302)	1,272

Change in cash and cash equivalents	688	(162)	453
Less change in cash and cash equivalents related to discontinued operations	—	—	10

Change in cash and cash equivalents from continuing operations	688	(162)	443
Cash and cash equivalents
Beginning of period	1,429	1,591	1,148

End of period	$2,117	$1,429	$1,591

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$1,536	$1,657	$1,291
Income tax payments (refunds)	68	23	(106)

(1)	Only individual line items in cash flows from operating activities have been restated. Total cash flows from continuing operating activities, investing activities, and financing activities, as well as discontinued operations were unaffected by our restatements.
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
     Restatements
      Goodwill. During the completion of the financial statements for the year ended December 31, 2004, we identified an error in the manner in which we had originally adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, in 2002. Upon adoption of these standards, we incorrectly adjusted the cost of investments in unconsolidated affiliates and the cumulative effect of change in accounting principle for the excess of our share of the affiliates’ fair value of net assets over their original cost, which we believed was negative goodwill. The amount originally recorded as a cumulative effect of accounting change was $154 million and related to our investments in Citrus Corporation, Portland Natural Gas, several Australian investments and an investment in the Korea Independent Energy Corporation. We subsequently determined that the amounts we adjusted were not negative goodwill, but rather amounts that should have been allocated to the long-lived assets underlying our investments. As a result, we were required to restate our 2002 financial statements to reverse the amount we recorded as a cumulative effect of an accounting change on January 1, 2002. This adjustment also impacted a related deferred tax adjustment and an unrealized loss we recorded on our Australian investments during 2002, requiring a further restatement of that year. The restatements also affected the investment, deferred tax liability and stockholders’ equity balances we reported as of December 31, 2002 and 2003. Below are the effects of our restatements:

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
      Income Taxes. We also identified an error in the manner in which we had originally reported certain of our income taxes associated with our discontinued Canadian exploration and production operations for the year ended December 31, 2003. We incorrectly included approximately $82 million of deferred tax benefits in continuing operations in the fourth quarter of 2003 that should have been reflected in discontinued operations. As a result, we were required to restate our 2003 financial statements, and related quarterly financial information, to reclassify this amount from continuing operations to discontinued operations. We have also reflected the restatement amounts indicated below in Notes 7 and 21. This restatement did not impact our reported net loss, balance sheet amounts or cash flows as of and for the year ended December 31, 2003. Below are the effects of this restatement on our income statement:

	For the Year Ended
	December 31, 2003

	As	As
	Reported	Restated

	(In millions except per
	common share amounts)
Income taxes	$(551)	$(469)
Loss from continuing operations	(523)	(605)
Discontinued operations, net of income taxes	(1,396)	(1,314)
Basic and diluted loss per share:
Loss from continuing operations	(0.87)	(1.01)
Discontinued operations, net of income taxes	(2.34)	(2.20)
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

Sales of Assets and Investments
      During 2004, 2003 and 2002, we completed and announced the sale of a number of assets and investments in each of our business segments. The following table summarizes the proceeds from these sales:

	2004	2003	2002

	(In millions)
Regulated
Pipelines	$59	$145	$303
Non-regulated
Production	24	673	1,248
Power	884	768	90
Field Services	1,029	753	1,513
Other
Corporate	16	149	—

Total continuing(1)	2,012	2,488	3,154
Discontinued	1,295	808	177

Total	$3,307	$3,296	$3,331

(1)	Proceeds exclude returns of invested capital and cash transferred with the assets sold and include costs incurred in preparing assets for disposal. These items decreased our sales proceeds by $85 million, $30 million, and $25 million for the years ended December 31, 2004, 2003 and 2002. Proceeds also exclude any non-cash consideration received in these sales, such as the receipt of $350 million of Series C units in GulfTerra from the sale of assets in our Field Services segment in 2002.
     The following table summarizes the significant assets sold:

	2004	2003	2002

Pipelines	• Australian pipelines • Interest in gathering systems	• 2.1% interest in Alliance pipeline • Equity interest in Portland Natural Gas Transmission System • Horsham pipeline in Australia	• Natural gas and oil properties located in TX, KS, and OK • 12.3% equity interest in Alliance pipeline • Typhoon natural gas pipeline

Production	• Brazilian exploration and production acreage	• Natural gas and oil properties in NM, TX, LA, OK and the Gulf of Mexico	• Natural gas and oil properties located in TX, CO and Utah

Power	• Utility Contract Funding • 31 domestic power plants and several turbines	• Interest in CE Generation L.L.C. • Mt. Carmel power plant • CAPSA/CAPEX investments • East Coast Power	• 40% equity interest in Samalayuca Power II power project in Mexico

Field Services	• Remaining general partnership interest, common units and Series C units in GulfTerra • South TX processing plants • Dauphin Island and Mobile Bay investments	• Gathering systems located in WY • Midstream assets in the north LA and Mid-Continent regions • Common and Series B preference units in GulfTerra • 50% of GulfTerra General Partnership	• TX & NM midstream assets • Dragon Trail gas processing plant • San Juan basin gathering, treating and processing assets • Gathering facilities in Utah

Corporate	• Aircraft	• Aircraft • Enerplus Global Energy Management Company and its financial operations • EnCap funds management business and its investments	• None

Discontinued	• Natural gas and oil production properties in Canada and other international production assets • Aruba and Eagle Point refineries and other petroleum assets	• Corpus Christi refinery • Florida petroleum terminals • Louisiana lease crude • Coal reserves • Canadian natural gas and oil properties • Asphalt facilities	• Coal reserves and properties and petroleum assets • Natural gas and oil properties located in Western Canada

See Note 5 for a discussion of gains, losses and asset impairments related to the sales above.
      During 2005, we have either completed or announced the following sales:

•	Remaining 9.9% membership interest in the general partner of Enterprise and approximately 13.5 million units in Enterprise for $425 million;

•	Interests in Cedar Brakes I and II for $94 million;

•	Interest in a paraxylene plant for $74 million;

•	Interest in a natural gas gathering system and processing facility for $75 million;

•	Pipeline facilities for $31 million;

•	Interest in an Indian power plant for $20 million;

•	MTBE processing facility for $5 million;

•	Eagle Point power facility for $3 million; and

•	Interest in the Rensselaer power facility and its obligations.
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

		International
		Natural Gas
		and Oil
	Petroleum	Production	Coal
	Markets	Operations	Mining	Total

	(In millions)
Operating Results Data
Year Ended December 31, 2004
Revenues	$787	$31	$—	$818
Costs and expenses	(839)	(53)	—	(892)
Loss on long-lived assets	(36)	(99)	—	(135)
Other income	23	—	—	23
Interest and debt expense	(3)	1	—	(2)

Loss before income taxes	(68)	(120)	—	(188)
Income taxes	2	(44)	—	(42)

Loss from discontinued operations, net of income taxes	$(70)	$(76)	$—	$(146)

		International
		Natural Gas
		and Oil
	Petroleum	Production	Coal
	Markets	Operations	Mining	Total

	(In millions)
Year Ended December 31, 2003 (Restated)
Revenues	$5,652	$88	$27	$5,767
Costs and expenses	(5,793)	(129)	(13)	(5,935)
Loss on long-lived assets	(1,404)	(89)	(9)	(1,502)
Other income	(10)	—	1	(9)
Interest and debt expense	(11)	4	—	(7)

Gain (loss) before income taxes	(1,566)	(126)	6	(1,686)
Income taxes	(262)	(115)	5	(372)

Gain (loss) from discontinued operations, net of income taxes	$(1,304)	$(11)	$1	$(1,314)

Year Ended December 31, 2002
Revenues	$4,788	$71	$309	$5,168
Costs and expenses	(4,916)	(172)	(327)	(5,415)
Loss on long-lived assets	(97)	(4)	(184)	(285)
Other income	20	—	5	25
Interest and debt expense	(12)	4	—	(8)

Loss before income taxes	(217)	(101)	(197)	(515)
Income taxes	16	(33)	(73)	(90)

Loss from discontinued operations, net of income taxes	$(233)	$(68)	$(124)	$(425)

		International
		Natural Gas
		and Oil
	Petroleum	Production
	Markets	Operations	Total

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

      The following table reflects the components of income tax expense (benefit) included in loss from continuing operations for each of the three years ended December 31:

		2003	2002
	2004	(Restated)	(Restated)

	(In millions)
Current
Federal	$(15)	$36	$(15)
State	39	58	27
Foreign	39	41	32

	63	135	44

Deferred
Federal	(63)	(556)	(679)
State	(5)	(55)	(11)
Foreign	30	7	5

	(38)	(604)	(685)

Total income taxes	$25	$(469)	$(641)

      Our income taxes, included in loss from continuing operations, differs from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons for each of the three years ended December 31:

		2003	2002
	2004	(Restated)	(Restated)

	(In millions, except rates)
Income taxes at the statutory federal rate of 35%	$(272)	$(376)	$(659)
Increase (decrease)
Abandonments and sales of foreign investments	(4)	(43)	—
Valuation allowances	18	(57)	44
Foreign income taxed at different rates	155	(21)	6
Earnings from unconsolidated affiliates where we anticipate receiving dividends	(18)	(13)	(18)
Non-deductible dividends on preferred stock of subsidiaries	9	10	10
State income taxes, net of federal income tax effect	5	5	2
Non-conventional fuel tax credits	—	—	(11)
Non-deductible goodwill impairments	139	29	—
Other	(7)	(3)	(15)

Income taxes	$25	$(469)	$(641)

Effective tax rate	(3)%	44%	34%

      The following are the components of our net deferred tax liability related to continuing operations as of December 31:

		2003
	2004	(Restated)

	(In millions)
Deferred tax liabilities
Property, plant and equipment	$2,590	$2,147
Investments in unconsolidated affiliates	410	757
Employee benefits and deferred compensation	93	126
Price risk management activities	71	—
Regulatory and other assets	163	193

Total deferred tax liability	3,327	3,223

Deferred tax assets
Net operating loss and tax credit carryovers
U.S. federal	1,196	814
State	174	146
Foreign	35	18
Western Energy Settlement	144	400
Environmental liability	174	206
Price risk management activities	—	136
Debt	79	105
Inventory	85	91
Deferred federal tax on deferred state income tax liability	59	75
Allowance for doubtful accounts	99	75
Lease liabilities	53	—
Other	387	276
Valuation allowance	(51)	(9)

Total deferred tax asset	2,434	2,333

Net deferred tax liability	$893	$890

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

      Our debt and other credit facilities consist of both short and long-term borrowings with third parties and notes with our affiliated companies. During 2004, we entered into a new $3 billion credit agreement and sold entities with debt obligations. A summary of our actions is as follows (in millions):

Debt obligations as of December 31, 2003	$21,732
Principal amounts borrowed(1)	1,513
Repayment of principal(2)	(3,370)
Sale of entities(3)	(887)
Other	208

Total debt as of December 31, 2004	$19,196

(1)	Includes proceeds from a $1.25 billion term loan under our new $3 billion credit agreement.
(2)	Includes $850 million of repayments under our previous revolving credit facility.
(3)	Consists of $815 million of debt related to Utility Contract Funding, L.L.C. and $72 million of debt related to Mohawk River Funding IV.
     Short-Term Financing Obligations
      We had the following short-term borrowings and other financing obligations as of December 31:

	2004	2003

	(In millions)
Current maturities of long-term debt and other financing obligations	$948	$1,449
Short-term financing obligation	7	8

	$955	$1,457

     Long-Term Financing Obligations
      Our long-term financing obligations outstanding consisted of the following as of December 31:

	2004	2003

	(In millions)
Long-term debt
ANR Pipeline Company
Debentures and senior notes, 7.0% through 9.625%, due 2010 through 2025	$800	$800
Notes, 13.75% due 2010	12	13
Colorado Interstate Gas Company
Debentures, 6.85% through 10.0%, due 2005 and 2037	280	280
El Paso CGP Company
Senior notes, 6.2% through 7.75%, due 2004 through 2010	930	1,305
Senior debentures, 6.375% through 10.75%, due 2004 through 2037	1,357	1,395
El Paso Corporation
Senior notes, 5.75% through 7.125%, due 2006 through 2009	1,956	1,817
Equity security units, 6.14% due 2007	272	272
Notes, 6.625% through 7.875%, due 2005 through 2018	1,952	2,002
Medium-term notes, 6.95% through 9.25%, due 2004 through 2032	2,784	2,812
Zero coupon convertible debentures due 2021	822	895
$3 billion revolver, LIBOR plus 3.5% due June 2005	—	850
$1.25 billion term loan, LIBOR plus 2.75% due 2009	1,245	—
El Paso Natural Gas Company
Notes, 7.625% and 8.375%, due 2010 and 2032	655	655
Debentures, 7.5% and 8.625%, due 2022 and 2026	460	460
El Paso Production Holding Company
Senior notes, 7.75%, due 2013	1,200	1,200

	2004	2003

	(In millions)
Power
Non-recourse senior notes, 7.75% through 9.875%, due 2008 through 2014	666	770
Non-recourse notes, variable rates, due 2007 and 2008	320	361
Recourse notes, 7.27% and 8.5%, due 2005 and 2016	40	85
Gemstone notes, 7.71% due 2004	—	950
Non-recourse financing—UCF, 7.944%, due 2016	—	829
Southern Natural Gas Company
Notes and senior notes, 6.125% through 8.875%, due 2007 through 2032	1,200	1,200
Tennessee Gas Pipeline Company
Debentures, 6.0% through 7.625%, due 2011 through 2037	1,386	1,386
Notes, 8.375%, due 2032	240	240
Other	137	404

	18,714	20,981

Other financing obligations
Capital Trust I	325	325
Coastal Finance I	300	300
Lakeside Technology Center lease financing loan due 2006	—	275

	625	900

Subtotal	19,339	21,881
Less:
Unamortized discount and premium on long-term debt	150	157
Current maturities	948	1,449

Total long-term financing obligations, less current maturities	$18,241	$20,275

      During 2004 and to date in 2005, we had the following changes in our long-term financing obligations:

Company	Type	Interest Rate	Principal	Due Date

			(In
			millions)
Issuances and other increases
Macae	Non-recourse note	LIBOR + 4.25%	$50	2007
Blue Lake Gas Storage(1)	Non-recourse term loan	LIBOR + 1.2%	14	2006
El Paso(2)	Notes	6.50%	213	2005
El Paso(3)	Term loan	LIBOR + 2.75%	1,250	2009

Increases through December 31, 2004			$1,527
Colorado Interstate Gas Company	Senior Notes	5.95%	200	2015

Increases through March 25, 2005			$1,727

Repayments, repurchases and other retirements
El Paso CGP	Note	LIBOR + 3.5%	$200
El Paso	Revolver	LIBOR + 3.5%	850
El Paso CGP	Note	6.2%	190
Mohawk River Funding IV (4)	Non-recourse note	7.75%	72
Utility Contract Funding (4)	Non-recourse
	senior notes	7.944%	815

Gemstone	Notes	7.71%	950
Lakeside	Note	LIBOR + 3.5%	275
El Paso CGP	Senior Debentures	10.25%	38
El Paso(2)	Notes	6.50%	213
El Paso(5)	Zero coupon debenture	—	109
El Paso	Notes	Various	49
El Paso CGP	Notes	Various	185
El Paso	Medium-term notes	Various	28
Other	Long-term debt	Various	283

Decreases through December 31, 2004			4,257
El Paso(5)	Zero coupon debenture	—	185
Cedar Brakes I(4)	Non-recourse notes	8.5%	286
Cedar Brakes II(4)	Non-recourse notes	9.88%	380
El Paso(6)	Euros	5.75%	715
Other	Long-term debt	Various	96

Decreases through March 25, 2005			$5,919

(1)	This debt was consolidated as a result of adopting FIN No. 46 (see Note 2).

(2)	In the fourth quarter of 2004, we entered into an agreement with Enron that liquidated two derivative swap agreements of approximately $221 million in exchange for approximately $213 million of 6.5% one year notes. Subsequent to the closing of our new credit agreement, these notes were paid in full.

(3)	Proceeds from the $1.25 billion term loan under the new credit agreement entered into in November 2004.

(4)	The remaining balance of these debt obligations was eliminated when we sold our interests in Mohawk River Funding IV, UCF and Cedar Brakes I and II.

(5)	In December 2004 and January 2005, we repurchased these 4% yield-to-maturity zero-coupon debentures. The amount shown as principal is the carrying value on the date the debt was retired as compared to its maturity value in 2021 of $206 million in December 2004, and $351 million in January 2005.

(6)	In March 2005, we repaid debt with a principal balance of €528 million, which had a carrying value of $724 million in long-term debt on our balance sheet as of December 31, 2004. In conjunction with this repayment, we also terminated derivative contracts with a fair value of $152 million as of December 31, 2004 that hedged this debt. The total net payment was $579 million. See Note 10 for additional information on the repurchase of the derivative contracts.

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

		2003	2002
	2004	(Restated)	(Restated)

	(In millions)
Total EBIT	$855	$769	$(427)
Interest and debt expense	(1,607)	(1,791)	(1,297)
Distributions on preferred interests of consolidated subsidiaries	(25)	(52)	(159)
Income taxes	(25)	469	641

Loss from continuing operations	$(802)	$(605)	$(1,242)

      The following tables reflect our segment results as of and for each of the three years ended December 31:

	Segments
	As of or for the Year Ended December 31, 2004

	Regulated	Non-regulated

				Marketing		Field
	Pipelines	Production		and Trading	Power	Services	Corporate(1)	Total

	(In millions)
Revenue from external customers
Domestic	$2,554	$535	(2)	$697	$241	$1,203	$132	$5,362
Foreign	9	26	(2)	2	460	—	15	512
Intersegment revenue	88	1,174	(2)	(1,207)	94	159	(308)	—
Operation and maintenance	777	365		53	374	102	201	1,872
Depreciation, depletion, and amortization	410	548		13	54	12	51	1,088
(Gain) loss on long-lived assets	(1)	8		—	583	508	(6)	1,092
Operating income (loss)	$1,129	$726		$(562)	$(408)	$(465)	$(214)	$206
Earnings from unconsolidated affiliates	173	4		—	(236)	618	—	559
Other income	33	4		15	84	2	51	189
Other expense	(4)	—		—	(9)	(35)	(51)	(99)

EBIT	$1,331	$734		$(547)	$(569)	$120	$(214)	$855

Discontinued operations, net of income taxes	$—	$(76)		$—	$—	$—	$(70)	$(146)
Assets of continuing operations(3)
Domestic	15,930	3,714		2,372	982	686	4,424	28,108
Foreign(4)	58	366		32	2,617	—	96	3,169
Capital expenditures and investments in and advances to unconsolidated affiliates, net(5)	1,047	728		—	29	(5)	10	1,809
Total investments in unconsolidated affiliates	1,032	6		—	1,262	308	6	2,614

(1)	Includes eliminations of intercompany transactions. Our intersegment revenues, along with our intersegment operating expenses, were incurred in the normal course of business between our operating segments. We recorded an intersegment revenue elimination of $308 million and an operation and maintenance expense elimination of $25 million, which is included in the “Corporate” column, to remove intersegment transactions.
(2)	Revenues from external customers include gains and losses related to our hedging of price risk associated with our natural gas and oil production. Intersegment revenues represent sales to our Marketing and Trading segment, which is responsible for marketing our production.
(3)	Excludes assets of discontinued operations of $106 million (see Note 3).
(4)	Of total foreign assets, approximately $1.3 billion relates to property, plant and equipment and approximately $1.5 billion relates to investments in and advances to unconsolidated affiliates.
(5)	Amounts are net of third party reimbursements of our capital expenditures and returns of invested capital.

	Segments
	As of or for the Year Ended December 31, 2003

	Regulated	Non-regulated

		Production		Marketing		Field		Total
	Pipelines	(Restated)		and Trading	Power	Services	Corporate(1)	(Restated)

	(In millions)
Revenue from external customers
Domestic	$2,527	$201	(2)	$1,430	$515	$1,153	$113	$5,939
Foreign	2	—		—	516	2	13	533
Intersegment revenue	118	1,940	(2)	(2,065)	145	374	(316)	196 (3)
Operation and maintenance	720	342		183	562	110	93	2,010
Depreciation, depletion, and amortization	386	576		25	91	31	67	1,176
Western Energy Settlement	127	—		(25)	—	—	2	104
(Gain) loss on long-lived assets	(10)	5		(3)	185	173	510	860
Operating income (loss)	$1,063	$1,073		$(819)	$(13)	$(193)	$(706)	$405
Earnings (losses) from unconsolidated affiliates	119	13		—	(91)	329	(7)	363
Other income	57	5		12	90	—	39	203
Other expense	(5)	—		(2)	(14)	(3)	(178)	(202)

EBIT	$1,234	$1,091		$(809)	$(28)	$133	$(852)	$769

Discontinued operations, net of income taxes	$—	$(11)		$—	$—	$—	$(1,303)	$(1,314)
Cumulative effect of accounting changes, net of income taxes	(4)	(3)		—	—	(2)	—	(9)
Assets of continuing operations (4)
Domestic	15,659	3,459		2,661	3,897	1,990	3,889	31,555
Foreign	27	308		5	3,102	—	141	3,583
Capital expenditures and investments in and advances to unconsolidated affiliates, net(5)	837	1,300		(1)	1,083	(15)	89	3,293
Total investments in unconsolidated affiliates	1,018	79		—	1,652	655	5	3,409

(1)	Includes eliminations of intercompany transactions. Our intersegment revenues, along with our intersegment operating expenses, were incurred in the normal course of business between our operating segments. We recorded an intersegment revenue elimination of $316 million and an operation and maintenance expense elimination of $59 million, which is included in the “Corporate” column, to remove intersegment transactions.
(2)	Revenues from external customers include gains and losses related to our hedging of price risk associated with our natural gas and oil production. Intersegment revenues represent sales to our Marketing and Trading segment, which is responsible for marketing our production.
(3)	Relates to intercompany activities between our continuing operations and our discontinued operations.
(4)	Excludes assets of discontinued operations of $1.8 billion (see Note 3).
(5)	Amounts are net of third party reimbursements of our capital expenditures and returns of invested capital. Our Power Segment Includes $1 billion to acquire remaining interest in Chaparral and Gemstone (see Note 2).

	Segments
	As of or for the Year Ended December 31, 2002

	Regulated	Non-regulated

	Pipelines		Marketing		Field		Total
	(Restated)	Production	and Trading	Power	Services	Corporate(1)	(Restated)

	(In millions)
Revenue from external customers
Domestic	$2,389	$308 (2)	$926	$1,268	$1,145	$97	$6,133
Foreign	3	—	(41)	361	3	79	405
Intersegment revenue	218	1,623 (2)	(2,209)	43	881	(213)	343
Operation and maintenance	752	368	173	520	179	99	2,091
Depreciation, depletion, and amortization	374	601	11	45	56	72	1,159
Western Energy Settlement	412	—	487	—	—	—	899
(Gain) loss on long-lived assets	(13)	(1)	—	160	(179)	214	181
Operating income (loss)	$788	$803	$(1,993)	$352	$273	$(394)	$(171)
Earnings (losses) from unconsolidated affiliates	10	7	—	(256)	18	7	(214)
Other income	34	1	19	40	3	100	197
Other expense	(4)	(3)	(3)	(124)	(5)	(100)	(239)

EBIT	$828	$808	$(1,977)	$12	$289	$(387)	$(427)

Discontinued operations, net of income taxes	$—	$(68)	$—	$—	$—	$(357)	$(425)
Cumulative effect of accounting changes, net of income taxes	—	—	(222)	14	—	—	(208)
Assets of continuing operations (4)
Domestic	14,727	3,495	5,568	2,759	2,714	4,265	33, 528
Foreign	59	208	844	2,485	14	277	3,887
Capital expenditures and investments in and advances to unconsolidated affiliates, net (5)	1,075	2,114	47	91	187	48	3,562
Total investments in unconsolidated affiliates	992	87	—	2,725	922	23	4,749

(1)	Includes eliminations of intercompany transactions. Our intersegment revenues, along with our intersegment operating expenses, were incurred in the normal course of business between our operating segments. We recorded an intersegment revenue elimination of $213 million and an operation and maintenance expense elimination of $41 million, which is included in the “Corporate” column, to remove intersegment transactions.
(2)	Revenues from external customers include gains and losses related to our hedging of price risk associated with our natural gas and oil production. Intersegment revenues represent sales to our Marketing and Trading segment, which is responsible for marketing our production.
(3)	Relates to intercompany activities between our continuing operations and our discontinued operations.
(4)	Excludes assets of discontinued operations of $4.5 billion (see Note 3).
(5)	Amounts are net of third party reimbursements of our capital expenditures and returns of invested capital.

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

							Earnings from
	Net Ownership				Investment		Unconsolidated Affiliates
	Interest
						2003			2002
	2004		2003		2004	(Restated)	2004	2003	(Restated)

	(Percent)				(In millions)		(In millions)
Domestic:
Citrus	50		50		$589	$593	$65	$43	$43
Enterprise Products Partners(1)	—	(1)	—		257	—	6	—	—
GulfTerra Energy Partners(1)	—		—	(1)	—	599	601	419	69
Midland Cogeneration Venture(2)	44		44		191	348	(171)	29	28
Great Lakes Gas Transmission(3)	50		50		316	325	65	57	63
Javelina	40		40		45	40	15	(2)	—
Milford(4)	—		—		—	—	(1)	(88)	(22)
Bastrop Company(5)	—		50		—	73	(1)	(48)	(5)
Mobile Bay Processing(5)	—		42		—	11	—	(48)	(2)
Blue Lake Gas Storage(6)	—		75		—	30	—	9	8
Chaparral Investors (Electron)(7)	—		—		—	—	—	(207)	(62)
Linden Venture L.P. (East Coast Power)	—		—		—	—	—	65	—
Dauphin Island(5)	—		15		—	—	—	(40)	(1)
Alliance Pipeline Limited Partnership(4)	—		—		—	—	—	—	25
CE Generation(4)	—		—		—	—	—	—	(52)
Aux Sable NGL	—		—		—	—	—	—	(50)
Other Domestic Investments	various		various		136	137	26	26	29

Total domestic					1,534	2,156	605	215	71

Foreign:
Korea Independent Energy Corporation	50		50		176	145	22	29	24
Araucaria Power(8)	60		60		186	181	—	—	—
EGE Itabo	25		25		88	87	1	1	(2)
Bolivia to Brazil Pipeline	8		8		86	66	24	17	2
EGE Fortuna	25		25		65	59	6	3	5
Meizhou Wan Generating	26		25		52	63	(14)	8	(20)
Enfield Power(9)	25		25		51	55	1	3	(3)
Aguaytia Energy	24		24		39	51	(5)	4	3
San Fernando Pipeline	50		50		46	41	13	5	—
Habibullah Power(10)	50		50		20	48	(46)	(3)	10
Gasoducto del Pacifico Pipeline	22		22		33	37	4	3	(2)
Samalayuca(11)	50		50		35	24	5	3	21
Saba Power Company	94		94		7	59	(51)	4	7
Australian Pipelines(5)	—		33		—	38	4	(3)	(142)
UnoPaso(6)	—		50		—	73	4	14	6
Diamond Power (Gemstone)(7)	—		—		—	—	—	17	109
CAPSA(4)	—		—		—	—	—	24	(262)
PPN(12)	26		26		—	—	—	—	(50)
Agua del Cajon(4)	—		—		—	—	—	—	(24)
Other Foreign Investments(10)	various		various		196	226	(14)	19	33

Total foreign					1,080	1,253	(46)	148	(285)

Total investments in unconsolidated affiliates					$2,614	$3,409

Total earnings (losses) from unconsolidated affiliates							$559	$363	$(214)

(1)	As of December 31, 2003, we owned an effective 50 percent interest in the one percent general partner of GulfTerra, approximately 17.8 percent of the partnership’s common units and all of the outstanding Series C units. During 2004 we sold our remaining interest in GulfTerra to Enterprise for cash and equity interests in Enterprise and recognized a $507 million gain. As of December 31, 2004, our ownership consisted of a 9.9 percent interest in the two percent general partner of Enterprise and approximately 3.7 percent of Enterprise’s common units. In January 2005, we sold all of these remaining interests to Enterprise. For a further discussion of our interests in GulfTerra and Enterprise, see page 165.
(2)	Our ownership interest consists of a 38.1 percent general partner interest and 5.4 percent limited partner interest.
(3)	Includes a 47 percent general partner interest in Great Lakes Gas Transmission Limited Partnership and a 3 percent limited partner interest through our ownership in Great Lakes Gas Transmission Company.
(4)	In 2003 we completed the sale or transfer of our interest in this investment.
(5)	In 2004 we completed the sale of our interest in this investment.
(6)	Consolidated in 2004.
(7)	This investment was consolidated in 2003.
(8)	Our investment in Araucaria Power was included in Diamond Power (Gemstone) prior to 2003.
(9)	We have signed an agreement to sell our interest in the project and expect to close the transaction in the first half of 2005.

(10)	As of December 31, 2004 and 2003, we also had outstanding advances of $64 million and $90 million related to our investment in Habibullah Power. We also had other outstanding advances of $318 million and $327 million related to our other foreign investments as of December 31, 2004 and 2003, of which $307 million and $290 million are related to our investment in Porto Velho.
(11)	Consists of investments in a power facility and pipeline. In 2002, we sold our investment in the power facility.
(12)	Impaired in 2002 due to our inability to recover our investment. Earnings generated in 2003 and 2004 did not improve the recoverability of this investment. We sold our interest in March 2005.

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
      As discussed in the second and fourth paragraphs of Note 1, the 2002 and 2003 consolidated financial statements have been restated.
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
Internal Control Over Financial Reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, which includes consideration of the matter referred to in the fourth paragraph of Note 1, that El Paso Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over (1) access to financial application programs and data in certain information technology environments, (2) account reconciliations and (3) identification, capture and communication of financial data used in accounting for non-routine transactions or activities. Management’s assessment was based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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
      Access to Financial Application Programs and Data. At December 31, 2004, the Company did not maintain effective controls over access to financial application programs and data at each of its operating segments. Internal control deficiencies were identified with respect to inadequate design of and compliance with security access procedures related to identifying and monitoring conflicting roles (i.e., segregation of duties) and lack of independent monitoring of access to various systems by information technology staff, as well as certain users with accounting and reporting responsibilities who also have security administrator access to financial and reporting systems to perform their responsibilities. These control deficiencies did not result in an adjustment to the 2004 interim or annual consolidated financial statements. However, these control deficiencies could result in a misstatement of a number of the Company’s financial statement accounts, including accounts receivable, property, plant and equipment, accounts payable, revenue, price risk management assets and liabilities, and potentially others, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, these control deficiencies constitute a material weakness.
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
      Identification, Capture and Communication of Financial Data Used in Accounting for Non-Routine Transactions or Activities. At December 31, 2004, the Company did not maintain effective controls related to identification, capture and communication of financial data used for accounting for non-routine transactions or activities. Control deficiencies were identified related to the identification, capture and validation of pertinent information necessary to ensure the timely and accurate recording of non-routine transactions or activities, primarily related to accounting for investments in unconsolidated affiliates, determining impairment of long-lived assets, and accounting for divestiture of assets. These control deficiencies resulted in the restatement of the 2002 and, as described in the fourth paragraph of Note 1, the 2003 financial statements and related 2003 fourth quarter information as reflected in this annual report as well as adjustments to the aforementioned accounts impacting the financial statements for the fourth quarter of 2004. Furthermore, these control deficiencies could result in a material misstatement in the aforementioned accounts that would result in a misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly these control deficiencies constitute a material weakness.
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
PricewaterhouseCoopers LLP
Houston Texas
March 25, 2004 except for the
fourth paragraph of Note 1
as to which the date
is April 7, 2005

Supplemental Selected Quarterly Financial Information (Unaudited)
      Financial information by quarter, is summarized below.

	Quarters Ended

	March 31	June 30	September 30	December 31		Total

	(In millions, except per common share amounts)
2004
Operating revenues	$1,557	$1,524	$1,429	$1,364		$5,874
Loss on long-lived assets	222	17	582	271		1,092
Operating income (loss)	205	370	(355)	(14)		206
Income (loss) from continuing operations	$(97)	$45	$(202)	$(548)		$(802)
Discontinued operations, net of income taxes(1)	(109)	(29)	(12)	4		(146)

Net income (loss)	$(206)	$16	$(214)	$(544)		$(948)

Basic and diluted earnings per common share
Income (loss) from continuing operations	$(0.15)	$0.07	$(0.31)	$(0.86)		$(1.25)
Discontinued operations, net of income taxes	(0.17)	(0.04)	(0.02)	0.01		(0.23)

Net income (loss)	$(0.32)	$0.03	$(0.33)	$(0.85)		$(1.48)

2003 (Restated)
Operating revenues	$1,828	$1,569	$1,714	$1,557		$6,668
Loss on long-lived assets	14	395	54	397		860
Western Energy Settlement	—	123	(20)	1		104
Operating income (loss)	264	(272)	481	(68)		405
Income (loss) from continuing operations	$(207)	$(297)	$65	$(166	)(2)	$(605)
Discontinued operations, net of income taxes(1)	(215)	(939)	(41)	(119	)(2)	(1,314)
Cumulative effect of accounting changes, net of income taxes	(9)	—	—	—		(9)

Net income (loss)	$(431)	$(1,236)	$24	$(285)		$(1,928)

Basic and diluted earnings per common share
Income (loss) from continuing operations	$(0.34)	$(0.50)	$0.11	$(0.27	)(2)	$(1.01)
Discontinued operations, net of income taxes	(0.36)	(1.57)	(0.07)	(0.20	)(2)	(2.20)
Cumulative effect of accounting changes, net of income taxes	(0.02)	—	—	—		(0.02)

Net income (loss)	$(0.72)	$(2.07)	$0.04	$(0.47)		$(3.23)

(1)	Our petroleum markets operations, our Canadian and certain other international natural gas and oil production operations, and our coal mining operations are classified as discontinued operations (See Note 3 for further discussion).

(2)	Amounts previously reported for loss from continuing operations were $(84) million or $(0.14) per share, and the loss for discontinued operations, net of income taxes was $(201) million or $(0.33) per share. See Note 1 to the consolidated financial statements for a discussion of the impact on the full year financial statements.

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
      Identification, Capture and Communication of Financial Data Used in Accounting for Non-Routine Transactions or Activities. At December 31, 2004, we did not maintain effective controls related to identification, capture and communication of financial data used for accounting for non-routine transactions or activities. We identified control deficiencies related to the identification, capture and validation of pertinent information necessary to ensure the timely and accurate recording of non-routine transactions or activities, primarily related to accounting for investments in unconsolidated affiliates, determining impairment amounts, and accounting for divestiture of assets. These control deficiencies resulted in the restatement of our 2002 and, as described in the fourth paragraph of Note 1, the 2003 financial statements, and related 2003 fourth quarter information as reflected in this Report on Form 10-K/A, as well as adjustments impacting the fourth quarter of our 2004 financial statements. The matters discussed in the fourth paragraph of Note 1 of the consolidated financial statements resulting from the material weakness described herein do not constitute an additional material weakness and have not caused us to modify our previously issued Report on Internal Control Over Financial Reporting. These control deficiencies could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.
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

EL PASO CORPORATION
EXHIBIT LIST
December 31, 2004
      Each exhibit identified below is filed as part of this report. Exhibits not incorporated by reference to a prior filing or previously filed are designated by an “*”; exhibits previously filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 are designated by an “**”; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a “+” constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

2	.A	Merger Agreement, dated as of December 15, 2003, by and among Enterprise Products Partners L.P., Enterprise Products GP, LLC, Enterprise Products Management LLC, GulfTerra Energy Partners, L.P. and GulfTerra Energy Company, L.L.C. (including the form of Assumption Agreement to be entered into in connection with the merger, attached as an exhibit thereto) (Exhibit 2.1 to our Form 8-K filed December 15, 2003)
2	.B	Parent Company Agreement, dated as of December 15, 2003, by and among Enterprise Products Partners L.P., Enterprise Products GP, LLC, Enterprise Products GTM, LLC, El Paso Corporation, Sabine River Investors I, L.L.C., Sabine River Investors II, L.L.C., El Paso EPN Investments, L.L.C. and GulfTerra GP Holding Company (including the form of Second Amended and Restated Limited Liability Company Agreement of Enterprise Products GP, LLC, to be entered into in connection with the merger, attached as an exhibit thereto) (Exhibit 2.2 to our Form 8-K filed December 15, 2003); Amendment No. 1 to Parent Company Agreement, dated as of December 15, 2003, by and among Enterprise Products Partners L.P., Enterprise Products GP, LLC, Enterprise Products GTM, LLC, El Paso Corporation, Sabine River Investors I, L.L.C., Sabine River Investors II, L.L.C., El Paso EPN Investments, L.L.C. and GulfTerra GP Holding Company, dated as of April 19, 2004 (including the forms of Second Amended and Restated Limited Liability Company Agreement of Enterprise Products GP, LLC, Exchange and Registration Rights Agreement and Performance Guaranty, to be entered into by the parties named therein in connection with the merger of Enterprise and GulfTerra, attached as Exhibits 1, 2 and 3, respectively, thereto) (Exhibit 2.1 to our Form 8-K filed April 21, 2004); Second Amended and Restated Limited Liability Company Agreement of GulfTerra Energy Company, L.L.C., adopted by GulfTerra GP Holding Company, a Delaware corporation, and Enterprise Products GTM, LLC, a Delaware limited liability company, as of December 15, 2003 (Exhibit 2.3 to our Form 8-K filed December 15, 2003); Purchase and Sale Agreement (Gas Plants), dated as of December 15, 2003, by and between El Paso Corporation, El Paso Field Services Management, Inc., El Paso Transmission, L.L.C., El Paso Field Services Holding Company and Enterprise Products Operating L.P. (Exhibit 2.4 to our Form 8-K filed December 15, 2003)
**2	.B.1	Purchase and Sale Agreement, dated as of January 14, 2005, by and among Enterprise GP Holdings, L.P., Sabine River Investors I, L.L.C., Sabine River Investors II, L.L.C., El Paso Corporation and GulfTerra GP Holding Company
3	.A	Restated Certificate of Incorporation effective as of August 11, 2003 (Exhibit 3.A to our 2003 Second Quarter Form 10-Q)
3	.B	By-Laws effective as of July 31, 2003 (Exhibit 3.B to our 2003 Second Quarter Form 10-Q)
**4	.A	Indenture dated as of May 10, 1999, by and between El Paso and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee

10	.A	Amended and Restated Credit Agreement dated as of November 23, 2004, among El Paso Corporation, ANR Pipeline Company, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the several banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (Exhibit 10.A to our Form 8-K filed November 29, 2004); Amended and Restated Subsidiary Guarantee Agreement dated as of November 23, 2004, made by each of the Subsidiary Guarantors, as defined therein, in favor of JPMorgan Chase Bank, N.A., as collateral agent (Exhibit 10.C to our Form 8-K filed November 29, 2004); Amended and Restated Parent Guarantee Agreement dated as of November 23, 2004, made by El Paso Corporation, in favor of JPMorgan Chase Bank, N.A., as Collateral Agent (Exhibit 10.D to our Form 8-K filed November 29, 2004)
10	.B	Amended and Restated Security Agreement dated as of November 23, 2004, among El Paso Corporation, ANR Pipeline Company, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the Subsidiary Grantors and certain other credit parties thereto and JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as collateral agent for the Secured Parties and as the depository bank (Exhibit 10.B to our Form 8-K filed November 29, 2004)
10	.C	$3,000,000,00 Revolving Credit Agreement dated as of April 16, 2003 among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company and ANR Pipeline Company, as Borrowers, the Lenders Party thereto, and JPMorgan Chase Bank, as Administrative Agent, ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co-Document Agents, Bank of America, N.A. and Credit Suisse First Boston, as Co-Syndication Agents, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Bookrunners and Co-Lead Arrangers (Exhibit 99.1 to our Form 8-K filed April 18, 2003); First Amendment to the $3,000,000,000 Revolving Credit Agreement and Waiver dated as of March 17, 2004 among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, ANR Pipeline Company and Colorado Interstate Gas Company, as Borrowers, the Lender and JPMorgan Chase Bank, as Administrative Agent, ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co-Documentation Agents, Bank of America, N.A. and Credit Suisse First Boston, as Co-Syndication Agents (Exhibit 10.A.1 to our 2003 Form 10-K); Second Waiver to the $3,000,000,000 Revolving Credit Agreement dated as of June 15, 2004 among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, ANR Pipeline Company and Colorado Interstate Gas Company, as Borrowers, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co-Documentation Agents, Bank of America, N.A. and Credit Suisse First Boston, as Co-Syndication Agents (Exhibit 10.A.2 to our 2003 Form 10-K); Second Amendment to the $3,000,000,000 Revolving Credit Agreement and Third Waiver dated as of August 6, 2004 among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, ANR Pipeline Company and Colorado Interstate Gas Company, as Borrowers, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co-Documentation Agents, Bank of America, N.A. and Credit Suisse First Boston, as Co-Syndication Agents (Exhibit 99.B to our Form 8-K filed August 10, 2004)
10	.D	$1,000,000,000 Amended and Restated 3-Year Revolving Credit Agreement dated as of April 16, 2003 among El Paso Corporation, El Paso Natural Gas Company and Tennessee Gas Pipeline Company, as Borrowers, The Lenders Party Thereto, and JPMorgan Chase Bank, as Administrative Agent, ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co-Document Agents, Bank of America, N.A., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Bookrunners and Co-Lead Arrangers. (Exhibit 99.2 to our Form 8-K filed April 18, 2003)

10	.E	Security and Intercreditor Agreement dated as of April 16, 2003 Among El Paso Corporation, the Persons Referred to therein as Pipeline Company Borrowers, the Persons Referred to therein as Grantors, Each of the Representative Agents, JPMorgan Chase Bank, as Credit Agreement Administrative Agent and JPMorgan Chase Bank, as Collateral Agent, Intercreditor Agent, and Depository Bank. (Exhibit 99.3 to our Form 8-K filed April 18, 2003)
+10	.F	1995 Compensation Plan for Non-Employee Directors Amended and Restated effective as of December 4, 2003 (Exhibit 10.F to our 2003 Form 10-K)
**+10	.G	Stock Option Plan for Non-Employee Directors Amended and Restated effective as of January 20, 1999
**+10	.G.1	Amendment No. 1 effective as of July 16, 1999 to the Stock Option Plan for Non-Employee Directors
+10	.G.2	Amendment No. 2 effective as of February 7, 2001 to the Stock Option Plan for Non-Employee Directors (Exhibit 10.F.1 to our 2001 First Quarter Form 10-Q)
+10	.H	2001 Stock Option Plan for Non-Employee Directors effective as of January 29, 2001 (Exhibit 10.1 to our Form S-8 filed June 29, 2001); Amendment No. 1 effective as of February 7, 2001 to the 2001 Stock Option Plan for Non-Employee Directors (Exhibit 10.G.1 to our 2001 Form 10-K); Amendment No. 2 effective as of December 4, 2003 to the 2001 Stock Option Plan for Non-Employee Directors (Exhibit 10.H.1 to our 2003 Form 10-K)
**+10	.I	1995 Omnibus Compensation Plan Amended and Restated effective as of August 1, 1998
**+10	.I.1	Amendment No. 1 effective as of December 3, 1998 to the 1995 Omnibus Compensation Plan
**+10	.I.2	Amendment No. 2 effective as of January 20, 1999 to the 1995 Omnibus Compensation Plan
+10	.J	1999 Omnibus Incentive Compensation Plan dated January 20, 1999 (Exhibit 10.1 to our Form S-8 filed May 20, 1999); Amendment No. 1 effective as of February 7, 2001 to the 1999 Omnibus Incentive Compensation Plan (Exhibit 10.V.1 to our 2001 First Quarter Form 10-Q); Amendment No. 2 effective as of May 1, 2003 to the 1999 Omnibus Incentive Compensation Plan (Exhibit 10.I.1 to our 2003 Second Quarter Form 10-Q)
+10	.K	2001 Omnibus Incentive Compensation Plan effective as of January 29, 2001 (Exhibit 10.1 to our Form S-8 filed June 29, 2001); Amendment No. 1 effective as of February 7, 2001 to the 2001 Omnibus Incentive Compensation Plan (Exhibit 10.J.1 to our 2001 Form 10-K); Amendment No. 2 effective as of April 1, 2001 to the 2001 Omnibus Incentive Compensation Plan (Exhibit 10.J.1 to our 2002 Form 10-K); Amendment No. 3 effective as of July 17, 2002 to the 2001 Omnibus Incentive Compensation Plan (Exhibit 10.J.1 to our 2002 Second Quarter Form 10-Q); Amendment No. 4 effective as of May 1, 2003 to the 2001 Omnibus Incentive Compensation Plan (Exhibit 10.J.1 to our 2003 Second Quarter Form 10-Q); Amendment No. 5 effective as of March 8, 2004 to the 2001 Omnibus Incentive Compensation Plan (Exhibit 10.K.1 to our 2003 Form 10-K)
+10	.L	Supplemental Benefits Plan Amended and Restated effective December 7, 2001 (Exhibit 10.K to our 2001 Form 10-K); Amendment No. 1 effective as of November 7, 2002 to the Supplemental Benefits Plan (Exhibit 10.K.1 to our 2002 Form 10-K); Amendment No. 3 effective December 17, 2004 to the Supplemental Benefits Plan (Exhibit 10.UU to our 2004 Third Quarter Form 10-Q)
**+10	.L.1	Amendment No. 2 effective as of June 1, 2004 to the Supplemental Benefits Plan
**+10	.M	Senior Executive Survivor Benefit Plan Amended and Restated effective as of August 1, 1998
+10	.M.1	Amendment No. 1 effective as of February 7, 2001 to the Senior Executive Survivor Benefit Plan (Exhibit 10.I.1 to our 2001 First Quarter Form 10-Q); Amendment No. 2 effective as of October 1, 2002 to the Senior Executive Survivor Benefit Plan (Exhibit 10.L.1 to our 2002 Form 10-K)

**+10	.N	Key Executive Severance Protection Plan Amended and Restated effective as of August 1, 1998
+10	.N.1	Amendment No. 1 effective as of February 7, 2001 to the Key Executive Severance Protection Plan (Exhibit 10.K.1 to our 2001 First Quarter Form 10-Q); Amendment No. 2 effective as of November 7, 2002 to the Key Executive Severance Protection Plan (Exhibit 10.N.1 to our 2002 Form 10-K); Amendment No. 3 effective as of December 6, 2002 to the Key Executive Severance Protection Plan (Exhibit 10.N.1 to our 2002 Form 10-K); Amendment No. 4 effective as of September 2, 2003 to the Key Executive Severance Protection Plan (Exhibit 10.N.1 to our 2003 Third Quarter Form 10-Q)
+10	.O	2004 Key Executive Severance Protection Plan effective as of March 9, 2004 (Exhibit 10.P to our 2003 Form 10-K)
**+10	.P	Director Charitable Award Plan Amended and Restated effective as of August 1, 1998
+10	.P.1	Amendment No. 1 effective as of February 7, 2001 to the Director Charitable Award Plan (Exhibit 10.L.1 to our 2001 First Quarter Form 10-Q); Amendment No. 2 effective as of December 4, 2003 to the Director Charitable Award Plan (Exhibit 10.Q.1 to our 2003 Form 10-K)
+10	.Q	Strategic Stock Plan Amended and Restated effective as of December 3, 1999 (Exhibit 10.1 to our Form S-8 filed January 14, 2000); Amendment No. 1 effective as of February 7, 2001 to the Strategic Stock Plan (Exhibit 10.M.1 to our 2001 First Quarter Form 10-Q); Amendment No. 2 effective as of November 7, 2002 to the Strategic Stock Plan; Amendment No. 3 effective as of December 6, 2002 to the Strategic Stock Plan and Amendment No. 4 effective as of January 29, 2003 to the Strategic Stock Plan (Exhibit 10.P.1 to our 2002 Form 10-K)
**+10	.R	Domestic Relocation Policy effective November 1, 1996
**+10	.S	Executive Award Plan of Sonat Inc. Amended and Restated effective as of July 23, 1998, as amended May 27, 1999
+10	.S.1	Termination of the Executive Award Plan of Sonat Inc. (Exhibit 10.K.1 to our 2000 Second Quarter Form 10-Q)
+10	.T	Omnibus Plan for Management Employees Amended and Restated effective as of December 3, 1999 (Exhibit 10.1 to our Form S-8 filed December 18, 2000); Amendment No. 1 effective as of December 1, 2000 to the Omnibus Plan for Management Employees (Exhibit 10.1 to our Form S-8 filed December 18, 2000); Amendment No. 2 effective as of February 7, 2001 to the Omnibus Plan for Management Employees (Exhibit 10.U.1 to our 2001 First Quarter Form 10-Q); Amendment No. 3 effective as of December 7, 2001 to the Omnibus Plan for Management Employees (Exhibit 10.1 to our Form S-8 filed February 11, 2002); Amendment No. 4 effective as of December 6, 2002 to the Omnibus Plan for Management Employees (Exhibit 10.T.1 to our 2002 Form 10-K)
+10	.U	El Paso Production Companies Long-Term Incentive Plan effective as of January 1, 2003 (Exhibit 10.AA to our 2003 First Quarter Form 10-Q); Amendment No. 1 effective as of June 6, 2003 to the El Paso Production Companies Long-Term Incentive Plan (Exhibit 10.AA.1 to our 2003 Second Quarter Form 10-Q); Amendment No. 2 effective as of December 31, 2003 to the El Paso Production Companies Long-Term Incentive Plan (Exhibit 10.V.1 to our 2003 Form 10-K)

+10	.V	Severance Pay Plan Amended and Restated effective as of October 1, 2002; Supplement No. 1 to the Severance Pay Plan effective as of January 1, 2003; and Amendment No. 1 to Supplement No. 1 effective as of March 21, 2003 (Exhibit 10.Z to our 2003 First Quarter Form 10-Q); Amendment No. 2 to Supplement No. 1 effective as of June 1, 2003 (Exhibit 10.Z.1 to our 2003 Second Quarter Form 10-Q); Amendment No. 3 to Supplement No. 1 effective as of September 2, 2003 (Exhibit 10.Z.1 to our 2003 Third Quarter Form 10-Q); Amendment No. 4 to Supplement No. 1 effective as of October 1, 2003 (Exhibit 10.W.1 to our 2003 Form 10-K); Amendment No. 5 to Supplement No. 1 effective as of February 2, 2004 (Exhibit 10.W.1 to our 2003 Form 10-K)
+10	.W	Employment Agreement Amended and Restated effective as of February 1, 2001 between El Paso and William A. Wise (Exhibit 10.0 to our 2000 Form 10-K)
+10	.X	Letter Agreement dated September 22, 2000 between El Paso and D. Dwight Scott (Exhibit 10.W to our 2002 Third Quarter Form 10-Q)
+10	.X.1	Letter Agreement dated July 16, 2004 between El Paso Corporation and D. Dwight Scott. (Exhibit 10.VV to our 2003 Third Quarter Form 10-Q)
+10	.Y	Letter Agreement dated July 15, 2003 between El Paso and Douglas L. Foshee (Exhibit 10.U to our 2003 Third Quarter Form 10-Q)
+10	.Y.1	Letter Agreement dated December 18, 2003 between El Paso and Douglas L. Foshee (Exhibit 10.BB.1 to our 2003 Form 10-K)
+10	.Z	Letter Agreement dated January 6, 2004 between El Paso and Lisa A. Stewart (Exhibit 10.CC to our 2003 Form 10-K)
+10	.AA	Form of Indemnification Agreement of each member of the Board of Directors effective November 7, 2002 or the effective date such director was elected to the Board of Directors, whichever is later (Exhibit 10.FF to our 2002 Form 10-K)
+10	.BB	Form of Indemnification Agreement executed by El Paso for the benefit of each officer listed in Schedule A thereto, effective December 17, 2004 (Exhibit 10.WW to our 2003 Third Quarter Form 10-Q)
+10	.CC	Indemnification Agreement executed by El Paso for the benefit of Douglas L. Foshee, effective December 17, 2004 (Exhibit 10.XX to our 2003 Third Quarter Form 10-Q)
10	.DD	Master Settlement Agreement dated as of June 24, 2003, by and between, on the one hand, El Paso Corporation, El Paso Natural Gas Company, and El Paso Merchant Energy, L.P.; and, on the other hand, the Attorney General of the State of California, the Governor of the State of California, the California Public Utilities Commission, the California Department of Water Resources, the California Energy Oversight Board, the Attorney General of the State of Washington, the Attorney General of the State of Oregon, the Attorney General of the State of Nevada, Pacific Gas & Electric Company, Southern California Edison Company, the City of Los Angeles, the City of Long Beach, and classes consisting of all individuals and entities in California that purchased natural gas and/or electricity for use and not for resale or generation of electricity for the purpose of resale, between September 1, 1996 and March 20, 2003, inclusive, represented by class representatives Continental Forge Company, Andrew Berg, Andrea Berg, Gerald J. Marcil, United Church Retirement Homes of Long Beach, Inc., doing business as Plymouth West, Long Beach Brethren Manor, Robert Lamond, Douglas Welch, Valerie Welch, William Patrick Bower, Thomas L. French, Frank Stella, Kathleen Stella, John Clement Molony, SierraPine, Ltd., John Frazee and Jennifer Frazee, John W.H.K. Phillip, and Cruz Bustamante (Exhibit 10.HH to our 2003 Second Quarter Form 10-Q)

10	.EE	Agreement With Respect to Collateral dated as of June 11, 2004, by and among El Paso Production Oil & Gas USA, L.P., a Delaware limited partnership, Bank of America, N.A., acting solely in its capacity as Collateral Agent under the Collateral Agency Agreement, and The Office of the Attorney General of the State of California, acting solely in its capacity as the Designated Representative under the Designated Representative Agreement (Exhibit 10.HH to our 2003 Form 10-K)
10	.FF	Joint Settlement Agreement submitted and entered into by El Paso Natural Gas Company, El Paso Merchant Energy Company, El Paso Merchant Energy-Gas, L.P., the Public Utilities Commission of the State of California, Pacific Gas & Electric Company, Southern California Edison Company and the City of Los Angeles (Exhibit 10.II to our 2003 Second Quarter Form 10-Q)
10	.GG	Swap Settlement Agreement dated effective as of August 16, 2004, among the Company, El Paso Merchant Energy, L.P., East Coast Power Holding Company L.L.C. and ECTMI Trutta Holdings LP (Exhibit 10.A to our Form 8-K filed October 15, 2004, and terminated as described in our Form 8-K filed December 3, 2004)
**21		Subsidiaries of El Paso
*23	.A	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP (Houston)
**23	.B	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP (Detroit)
**23	.C	Consent of Ryder Scott Company, L.P.
*31	.A	Certification of Chief Executive Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002
*31	.B	Certification of Chief Financial Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002
*32	.A	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002
*32	.B	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002
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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, El Paso Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of April 2005.

EL PASO CORPORATION
Registrant

By	/s/ Douglas L. Foshee

Douglas L. Foshee
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of El Paso Corporation and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Douglas L. Foshee (Douglas L. Foshee)	President, Chief Executive Officer and Director (Principal Executive Officer)	April 8, 2005

/s/ D. Dwight Scott (D. Dwight Scott)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 8, 2005

/s/ Jeffrey I. Beason (Jeffrey I. Beason)	Senior Vice President and Controller (Principal Accounting Officer)	April 8, 2005

/s/ Ronald L. Kuehn, Jr. (Ronald L. Kuehn, Jr.)	Chairman of the Board and Director	April 8, 2005

/s/ John M. Bissell (John M. Bissell)	Director	April 8, 2005

/s/ Juan Carlos Braniff (Juan Carlos Braniff)	Director	April 8, 2005

/s/ James L. Dunlap (James L. Dunlap)	Director	April 8, 2005

/s/ Robert W. Goldman (Robert W. Goldman)	Director	April 8, 2005

/s/ Anthony W. Hall, Jr. (Anthony W. Hall, Jr.)	Director	April 8, 2005

Signature	Title	Date

/s/ Thomas R. Hix (Thomas R. Hix)	Director	April 8, 2005

/s/ William H. Joyce (William H. Joyce)	Director	April 8, 2005
/s/ J. Michael Talbert (J. Michael Talbert)	Director	April 8, 2005
/s/ John L. Whitmire (John L. Whitmire)	Director	April 8, 2005

/s/ Joe B. Wyatt (Joe B. Wyatt)	Director	April 8, 2005

EL PASO CORPORATION
EXHIBIT INDEX
December 31, 2004
      Each exhibit identified below is filed as part of this report. Exhibits not incorporated by reference to a prior filing or previously filed are designated by an “*”; exhibits previously filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 are designated by an “**”; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a “+” constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

2	.A	Merger Agreement, dated as of December 15, 2003, by and among Enterprise Products Partners L.P., Enterprise Products GP, LLC, Enterprise Products Management LLC, GulfTerra Energy Partners, L.P. and GulfTerra Energy Company, L.L.C. (including the form of Assumption Agreement to be entered into in connection with the merger, attached as an exhibit thereto) (Exhibit 2.1 to our Form 8-K filed December 15, 2003)
2	.B	Parent Company Agreement, dated as of December 15, 2003, by and among Enterprise Products Partners L.P., Enterprise Products GP, LLC, Enterprise Products GTM, LLC, El Paso Corporation, Sabine River Investors I, L.L.C., Sabine River Investors II, L.L.C., El Paso EPN Investments, L.L.C. and GulfTerra GP Holding Company (including the form of Second Amended and Restated Limited Liability Company Agreement of Enterprise Products GP, LLC, to be entered into in connection with the merger, attached as an exhibit thereto) (Exhibit 2.2 to our Form 8-K filed December 15, 2003); Amendment No. 1 to Parent Company Agreement, dated as of December 15, 2003, by and among Enterprise Products Partners L.P., Enterprise Products GP, LLC, Enterprise Products GTM, LLC, El Paso Corporation, Sabine River Investors I, L.L.C., Sabine River Investors II, L.L.C., El Paso EPN Investments, L.L.C. and GulfTerra GP Holding Company, dated as of April 19, 2004 (including the forms of Second Amended and Restated Limited Liability Company Agreement of Enterprise Products GP, LLC, Exchange and Registration Rights Agreement and Performance Guaranty, to be entered into by the parties named therein in connection with the merger of Enterprise and GulfTerra, attached as Exhibits 1, 2 and 3, respectively, thereto) (Exhibit 2.1 to our Form 8-K filed April 21, 2004); Second Amended and Restated Limited Liability Company Agreement of GulfTerra Energy Company, L.L.C., adopted by GulfTerra GP Holding Company, a Delaware corporation, and Enterprise Products GTM, LLC, a Delaware limited liability company, as of December 15, 2003 (Exhibit 2.3 to our Form 8-K filed December 15, 2003); Purchase and Sale Agreement (Gas Plants), dated as of December 15, 2003, by and between El Paso Corporation, El Paso Field Services Management, Inc., El Paso Transmission, L.L.C., El Paso Field Services Holding Company and Enterprise Products Operating L.P. (Exhibit 2.4 to our Form 8-K filed December 15, 2003)
**2	.B.1	Purchase and Sale Agreement, dated as of January 14, 2005, by and among Enterprise GP Holdings, L.P., Sabine River Investors I, L.L.C., Sabine River Investors II, L.L.C., El Paso Corporation and GulfTerra GP Holding Company
3	.A	Restated Certificate of Incorporation effective as of August 11, 2003 (Exhibit 3.A to our 2003 Second Quarter Form 10-Q)
3	.B	By-Laws effective as of July 31, 2003 (Exhibit 3.B to our 2003 Second Quarter Form 10-Q)
**4	.A	Indenture dated as of May 10, 1999, by and between El Paso and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee

10	.A	Amended and Restated Credit Agreement dated as of November 23, 2004, among El Paso Corporation, ANR Pipeline Company, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the several banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (Exhibit 10.A to our Form 8-K filed November 29, 2004); Amended and Restated Subsidiary Guarantee Agreement dated as of November 23, 2004, made by each of the Subsidiary Guarantors, as defined therein, in favor of JPMorgan Chase Bank, N.A., as collateral agent (Exhibit 10.C to our Form 8-K filed November 29, 2004); Amended and Restated Parent Guarantee Agreement dated as of November 23, 2004, made by El Paso Corporation, in favor of JPMorgan Chase Bank, N.A., as Collateral Agent (Exhibit 10.D to our Form 8-K filed November 29, 2004)
10	.B	Amended and Restated Security Agreement dated as of November 23, 2004, among El Paso Corporation, ANR Pipeline Company, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the Subsidiary Grantors and certain other credit parties thereto and JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as collateral agent for the Secured Parties and as the depository bank (Exhibit 10.B to our Form 8-K filed November 29, 2004)
10	.C	$3,000,000,00 Revolving Credit Agreement dated as of April 16, 2003 among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company and ANR Pipeline Company, as Borrowers, the Lenders Party thereto, and JPMorgan Chase Bank, as Administrative Agent, ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co-Document Agents, Bank of America, N.A. and Credit Suisse First Boston, as Co-Syndication Agents, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Bookrunners and Co-Lead Arrangers (Exhibit 99.1 to our Form 8-K filed April 18, 2003); First Amendment to the $3,000,000,000 Revolving Credit Agreement and Waiver dated as of March 17, 2004 among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, ANR Pipeline Company and Colorado Interstate Gas Company, as Borrowers, the Lender and JPMorgan Chase Bank, as Administrative Agent, ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co-Documentation Agents, Bank of America, N.A. and Credit Suisse First Boston, as Co-Syndication Agents (Exhibit 10.A.1 to our 2003 Form 10-K); Second Waiver to the $3,000,000,000 Revolving Credit Agreement dated as of June 15, 2004 among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, ANR Pipeline Company and Colorado Interstate Gas Company, as Borrowers, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co-Documentation Agents, Bank of America, N.A. and Credit Suisse First Boston, as Co-Syndication Agents (Exhibit 10.A.2 to our 2003 Form 10-K); Second Amendment to the $3,000,000,000 Revolving Credit Agreement and Third Waiver dated as of August 6, 2004 among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, ANR Pipeline Company and Colorado Interstate Gas Company, as Borrowers, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co-Documentation Agents, Bank of America, N.A. and Credit Suisse First Boston, as Co-Syndication Agents (Exhibit 99.B to our Form 8-K filed August 10, 2004)
10	.D	$1,000,000,000 Amended and Restated 3-Year Revolving Credit Agreement dated as of April 16, 2003 among El Paso Corporation, El Paso Natural Gas Company and Tennessee Gas Pipeline Company, as Borrowers, The Lenders Party Thereto, and JPMorgan Chase Bank, as Administrative Agent, ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co-Document Agents, Bank of America, N.A., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Bookrunners and Co-Lead Arrangers. (Exhibit 99.2 to our Form 8-K filed April 18, 2003)

10	.E	Security and Intercreditor Agreement dated as of April 16, 2003 Among El Paso Corporation, the Persons Referred to therein as Pipeline Company Borrowers, the Persons Referred to therein as Grantors, Each of the Representative Agents, JPMorgan Chase Bank, as Credit Agreement Administrative Agent and JPMorgan Chase Bank, as Collateral Agent, Intercreditor Agent, and Depository Bank. (Exhibit 99.3 to our Form 8-K filed April 18, 2003)
+10	.F	1995 Compensation Plan for Non-Employee Directors Amended and Restated effective as of December 4, 2003 (Exhibit 10.F to our 2003 Form 10-K)
**+10	.G	Stock Option Plan for Non-Employee Directors Amended and Restated effective as of January 20, 1999
**+10	.G.1	Amendment No. 1 effective as of July 16, 1999 to the Stock Option Plan for Non-Employee Directors
+10	.G.2	Amendment No. 2 effective as of February 7, 2001 to the Stock Option Plan for Non-Employee Directors (Exhibit 10.F.1 to our 2001 First Quarter Form 10-Q)
+10	.H	2001 Stock Option Plan for Non-Employee Directors effective as of January 29, 2001 (Exhibit 10.1 to our Form S-8 filed June 29, 2001); Amendment No. 1 effective as of February 7, 2001 to the 2001 Stock Option Plan for Non-Employee Directors (Exhibit 10.G.1 to our 2001 Form 10-K); Amendment No. 2 effective as of December 4, 2003 to the 2001 Stock Option Plan for Non-Employee Directors (Exhibit 10.H.1 to our 2003 Form 10-K)
**+10	.I	1995 Omnibus Compensation Plan Amended and Restated effective as of August 1, 1998
**+10	.I.1	Amendment No. 1 effective as of December 3, 1998 to the 1995 Omnibus Compensation Plan
**+10	.I.2	Amendment No. 2 effective as of January 20, 1999 to the 1995 Omnibus Compensation Plan
+10	.J	1999 Omnibus Incentive Compensation Plan dated January 20, 1999 (Exhibit 10.1 to our Form S-8 filed May 20, 1999); Amendment No. 1 effective as of February 7, 2001 to the 1999 Omnibus Incentive Compensation Plan (Exhibit 10.V.1 to our 2001 First Quarter Form 10-Q); Amendment No. 2 effective as of May 1, 2003 to the 1999 Omnibus Incentive Compensation Plan (Exhibit 10.I.1 to our 2003 Second Quarter Form 10-Q)
+10	.K	2001 Omnibus Incentive Compensation Plan effective as of January 29, 2001 (Exhibit 10.1 to our Form S-8 filed June 29, 2001); Amendment No. 1 effective as of February 7, 2001 to the 2001 Omnibus Incentive Compensation Plan (Exhibit 10.J.1 to our 2001 Form 10-K); Amendment No. 2 effective as of April 1, 2001 to the 2001 Omnibus Incentive Compensation Plan (Exhibit 10.J.1 to our 2002 Form 10-K); Amendment No. 3 effective as of July 17, 2002 to the 2001 Omnibus Incentive Compensation Plan (Exhibit 10.J.1 to our 2002 Second Quarter Form 10-Q); Amendment No. 4 effective as of May 1, 2003 to the 2001 Omnibus Incentive Compensation Plan (Exhibit 10.J.1 to our 2003 Second Quarter Form 10-Q); Amendment No. 5 effective as of March 8, 2004 to the 2001 Omnibus Incentive Compensation Plan (Exhibit 10.K.1 to our 2003 Form 10-K)
+10	.L	Supplemental Benefits Plan Amended and Restated effective December 7, 2001 (Exhibit 10.K to our 2001 Form 10-K); Amendment No. 1 effective as of November 7, 2002 to the Supplemental Benefits Plan (Exhibit 10.K.1 to our 2002 Form 10-K); Amendment No. 3 effective December 17, 2004 to the Supplemental Benefits Plan (Exhibit 10.UU to our 2004 Third Quarter Form 10-Q)
**+10	.L.1	Amendment No. 2 effective as of June 1, 2004 to the Supplemental Benefits Plan
**+10	.M	Senior Executive Survivor Benefit Plan Amended and Restated effective as of August 1, 1998
+10	.M.1	Amendment No. 1 effective as of February 7, 2001 to the Senior Executive Survivor Benefit Plan (Exhibit 10.I.1 to our 2001 First Quarter Form 10-Q); Amendment No. 2 effective as of October 1, 2002 to the Senior Executive Survivor Benefit Plan (Exhibit 10.L.1 to our 2002 Form 10-K)
**+10	.N	Key Executive Severance Protection Plan Amended and Restated effective as of August 1, 1998

+10	.N.1	Amendment No. 1 effective as of February 7, 2001 to the Key Executive Severance Protection Plan (Exhibit 10.K.1 to our 2001 First Quarter Form 10-Q); Amendment No. 2 effective as of November 7, 2002 to the Key Executive Severance Protection Plan (Exhibit 10.N.1 to our 2002 Form 10-K); Amendment No. 3 effective as of December 6, 2002 to the Key Executive Severance Protection Plan (Exhibit 10.N.1 to our 2002 Form 10-K); Amendment No. 4 effective as of September 2, 2003 to the Key Executive Severance Protection Plan (Exhibit 10.N.1 to our 2003 Third Quarter Form 10-Q)
+10	.O	2004 Key Executive Severance Protection Plan effective as of March 9, 2004 (Exhibit 10.P to our 2003 Form 10-K)
**+10	.P	Director Charitable Award Plan Amended and Restated effective as of August 1, 1998
+10	.P.1	Amendment No. 1 effective as of February 7, 2001 to the Director Charitable Award Plan (Exhibit 10.L.1 to our 2001 First Quarter Form 10-Q); Amendment No. 2 effective as of December 4, 2003 to the Director Charitable Award Plan (Exhibit 10.Q.1 to our 2003 Form 10-K)
+10	.Q	Strategic Stock Plan Amended and Restated effective as of December 3, 1999 (Exhibit 10.1 to our Form S-8 filed January 14, 2000); Amendment No. 1 effective as of February 7, 2001 to the Strategic Stock Plan (Exhibit 10.M.1 to our 2001 First Quarter Form 10-Q); Amendment No. 2 effective as of November 7, 2002 to the Strategic Stock Plan; Amendment No. 3 effective as of December 6, 2002 to the Strategic Stock Plan and Amendment No. 4 effective as of January 29, 2003 to the Strategic Stock Plan (Exhibit 10.P.1 to our 2002 Form 10-K)
**+10	.R	Domestic Relocation Policy effective November 1, 1996
**+10	.S	Executive Award Plan of Sonat Inc. Amended and Restated effective as of July 23, 1998, as amended May 27, 1999
+10	.S.1	Termination of the Executive Award Plan of Sonat Inc. (Exhibit 10.K.1 to our 2000 Second Quarter Form 10-Q)
+10	.T	Omnibus Plan for Management Employees Amended and Restated effective as of December 3, 1999 (Exhibit 10.1 to our Form S-8 filed December 18, 2000); Amendment No. 1 effective as of December 1, 2000 to the Omnibus Plan for Management Employees (Exhibit 10.1 to our Form S-8 filed December 18, 2000); Amendment No. 2 effective as of February 7, 2001 to the Omnibus Plan for Management Employees (Exhibit 10.U.1 to our 2001 First Quarter Form 10-Q); Amendment No. 3 effective as of December 7, 2001 to the Omnibus Plan for Management Employees (Exhibit 10.1 to our Form S-8 filed February 11, 2002); Amendment No. 4 effective as of December 6, 2002 to the Omnibus Plan for Management Employees (Exhibit 10.T.1 to our 2002 Form 10-K)
+10	.U	El Paso Production Companies Long-Term Incentive Plan effective as of January 1, 2003 (Exhibit 10.AA to our 2003 First Quarter Form 10-Q); Amendment No. 1 effective as of June 6, 2003 to the El Paso Production Companies Long-Term Incentive Plan (Exhibit 10.AA.1 to our 2003 Second Quarter Form 10-Q); Amendment No. 2 effective as of December 31, 2003 to the El Paso Production Companies Long-Term Incentive Plan (Exhibit 10.V.1 to our 2003 Form 10-K)
+10	.V	Severance Pay Plan Amended and Restated effective as of October 1, 2002; Supplement No. 1 to the Severance Pay Plan effective as of January 1, 2003; and Amendment No. 1 to Supplement No. 1 effective as of March 21, 2003 (Exhibit 10.Z to our 2003 First Quarter Form 10-Q); Amendment No. 2 to Supplement No. 1 effective as of June 1, 2003 (Exhibit 10.Z.1 to our 2003 Second Quarter Form 10-Q); Amendment No. 3 to Supplement No. 1 effective as of September 2, 2003 (Exhibit 10.Z.1 to our 2003 Third Quarter Form 10-Q); Amendment No. 4 to Supplement No. 1 effective as of October 1, 2003 (Exhibit 10.W.1 to our 2003 Form 10-K); Amendment No. 5 to Supplement No. 1 effective as of February 2, 2004 (Exhibit 10.W.1 to our 2003 Form 10-K)

+10	.W	Employment Agreement Amended and Restated effective as of February 1, 2001 between El Paso and William A. Wise (Exhibit 10.0 to our 2000 Form 10-K)
+10	.X	Letter Agreement dated September 22, 2000 between El Paso and D. Dwight Scott (Exhibit 10.W to our 2002 Third Quarter Form 10-Q)
+10	.X.1	Letter Agreement dated July 16, 2004 between El Paso Corporation and D. Dwight Scott. (Exhibit 10.VV to our 2003 Third Quarter Form 10-Q)
+10	.Y	Letter Agreement dated July 15, 2003 between El Paso and Douglas L. Foshee (Exhibit 10.U to our 2003 Third Quarter Form 10-Q)
+10	.Y.1	Letter Agreement dated December 18, 2003 between El Paso and Douglas L. Foshee (Exhibit 10.BB.1 to our 2003 Form 10-K)
+10	.Z	Letter Agreement dated January 6, 2004 between El Paso and Lisa A. Stewart (Exhibit 10.CC to our 2003 Form 10-K)
+10	.AA	Form of Indemnification Agreement of each member of the Board of Directors effective November 7, 2002 or the effective date such director was elected to the Board of Directors, whichever is later (Exhibit 10.FF to our 2002 Form 10-K)
+10	.BB	Form of Indemnification Agreement executed by El Paso for the benefit of each officer listed in Schedule A thereto, effective December 17, 2004 (Exhibit 10.WW to our 2003 Third Quarter Form 10-Q)
+10	.CC	Indemnification Agreement executed by El Paso for the benefit of Douglas L. Foshee, effective December 17, 2004 (Exhibit 10.XX to our 2003 Third Quarter Form 10-Q)
10	.DD	Master Settlement Agreement dated as of June 24, 2003, by and between, on the one hand, El Paso Corporation, El Paso Natural Gas Company, and El Paso Merchant Energy, L.P.; and, on the other hand, the Attorney General of the State of California, the Governor of the State of California, the California Public Utilities Commission, the California Department of Water Resources, the California Energy Oversight Board, the Attorney General of the State of Washington, the Attorney General of the State of Oregon, the Attorney General of the State of Nevada, Pacific Gas & Electric Company, Southern California Edison Company, the City of Los Angeles, the City of Long Beach, and classes consisting of all individuals and entities in California that purchased natural gas and/or electricity for use and not for resale or generation of electricity for the purpose of resale, between September 1, 1996 and March 20, 2003, inclusive, represented by class representatives Continental Forge Company, Andrew Berg, Andrea Berg, Gerald J. Marcil, United Church Retirement Homes of Long Beach, Inc., doing business as Plymouth West, Long Beach Brethren Manor, Robert Lamond, Douglas Welch, Valerie Welch, William Patrick Bower, Thomas L. French, Frank Stella, Kathleen Stella, John Clement Molony, SierraPine, Ltd., John Frazee and Jennifer Frazee, John W.H.K. Phillip, and Cruz Bustamante (Exhibit 10.HH to our 2003 Second Quarter Form 10-Q)
10	.EE	Agreement With Respect to Collateral dated as of June 11, 2004, by and among El Paso Production Oil & Gas USA, L.P., a Delaware limited partnership, Bank of America, N.A., acting solely in its capacity as Collateral Agent under the Collateral Agency Agreement, and The Office of the Attorney General of the State of California, acting solely in its capacity as the Designated Representative under the Designated Representative Agreement (Exhibit 10.HH to our 2003 Form 10-K)
10	.FF	Joint Settlement Agreement submitted and entered into by El Paso Natural Gas Company, El Paso Merchant Energy Company, El Paso Merchant Energy-Gas, L.P., the Public Utilities Commission of the State of California, Pacific Gas & Electric Company, Southern California Edison Company and the City of Los Angeles (Exhibit 10.II to our 2003 Second Quarter Form 10-Q)

10	.GG	Swap Settlement Agreement dated effective as of August 16, 2004, among the Company, El Paso Merchant Energy, L.P., East Coast Power Holding Company L.L.C. and ECTMI Trutta Holdings LP (Exhibit 10.A to our Form 8-K filed October 15, 2004, and terminated as described in our Form 8-K filed December 3, 2004)
**21		Subsidiaries of El Paso
*23	.A	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP (Houston)
**23	.B	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP (Detroit)
**23	.C	Consent of Ryder Scott Company, L.P.
*31	.A	Certification of Chief Executive Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002
*31	.B	Certification of Chief Financial Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002
*32	.A	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002
*32	.B	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002