Form 10-K/A
period 2004-12-31
EL PASO CORP/DE
filed 2005-05-06
CIK 1066107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)
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
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
     Common Stock, par value $3 per share. Shares outstanding on March 23, 2005: 642,934,481

EL PASO CORPORATION

	Caption	Page

	Explanatory Note	ii
	PART II
Item 8.	Financial Statements and Supplementary Data	1
	PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	95
	Signatures	102
Consent of PricewaterhouseCoopers LLP (Houston)
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

i

EXPLANATORY NOTE
      This Amendment on Form 10-K/A constitutes Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was originally filed with the Securities and Exchange Commission (SEC) on March 28, 2005 (Annual Report). Amendment No. 1 to our Annual Report was filed with the SEC on April 8, 2005.
      This Amendment is being filed solely to correct a typographical error in the date of the report provided by our Independent Registered Public Accountants with respect to the financial statements included in Item 8 and to provide an updated consent of our Independent Registered Public Accountants reflecting the corrected date. It does not otherwise affect the financial statements and footnotes contained in our Annual Report, as previously amended, and does not reflect events occurring after the original filing date of March 28, 2005.

ii

PART II
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
Houston, Texas
March 25, 2005, except for the
fourth paragraph of Note 1
as to which the date
is April 8, 2005

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
      (a) The following documents are filed as a part of this report:
      1. Financial statements.
      The following consolidated financial statements are included in Part II, Item 8 of this report:

Page

Consolidated Statements of Income	2
Consolidated Balance Sheets	3
Consolidated Statements of Cash Flows	5
Consolidated Statements of Stockholders’ Equity	7
Consolidated Statements of Comprehensive Income	8
Notes to Consolidated Financial Statements	9
Report of Independent Registered Public Accounting Firm	81
2. Financial statement schedules and supplementary information required to be submitted.
Schedule II — Valuation and Qualifying Accounts	94
Midland Cogeneration Venture Limited Partnership
Report of Independent Registered Public Accounting Firm	*
Consolidated Balance Sheets	*
Consolidated Statements of Operations	*
Consolidated Statements of Partners’ Equity	*
Consolidated Statements of Cash Flows	*
Notes to Consolidated Financial Statements	*
3. Exhibit list	96

*	Previously filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

2	.A	Merger Agreement, dated as of December 15, 2003, by and among Enterprise Products Partners L.P., Enterprise Products GP, LLC, Enterprise Products Management LLC, GulfTerra Energy Partners, L.P. and GulfTerra Energy Company, L.L.C. (including the form of Assumption Agreement to be entered into in connection with the merger, attached as an exhibit thereto) (Exhibit 2.1 to our Form 8-K filed December 15, 2003)
2	.B	Parent Company Agreement, dated as of December 15, 2003, by and among Enterprise Products Partners L.P., Enterprise Products GP, LLC, Enterprise Products GTM, LLC, El Paso Corporation, Sabine River Investors I, L.L.C., Sabine River Investors II, L.L.C., El Paso EPN Investments, L.L.C. and GulfTerra GP Holding Company (including the form of Second Amended and Restated Limited Liability Company Agreement of Enterprise Products GP, LLC, to be entered into in connection with the merger, attached as an exhibit thereto) (Exhibit 2.2 to our Form 8-K filed December 15, 2003); Amendment No. 1 to Parent Company Agreement, dated as of December 15, 2003, by and among Enterprise Products Partners L.P., Enterprise Products GP, LLC, Enterprise Products GTM, LLC, El Paso Corporation, Sabine River Investors I, L.L.C., Sabine River Investors II, L.L.C., El Paso EPN Investments, L.L.C. and GulfTerra GP Holding Company, dated as of April 19, 2004 (including the forms of Second Amended and Restated Limited Liability Company Agreement of Enterprise Products GP, LLC, Exchange and Registration Rights Agreement and Performance Guaranty, to be entered into by the parties named therein in connection with the merger of Enterprise and GulfTerra, attached as Exhibits 1, 2 and 3, respectively, thereto) (Exhibit 2.1 to our Form 8-K filed April 21, 2004); Second Amended and Restated Limited Liability Company Agreement of GulfTerra Energy Company, L.L.C., adopted by GulfTerra GP Holding Company, a Delaware corporation, and Enterprise Products GTM, LLC, a Delaware limited liability company, as of December 15, 2003 (Exhibit 2.3 to our Form 8-K filed December 15, 2003); Purchase and Sale Agreement (Gas Plants), dated as of December 15, 2003, by and between El Paso Corporation, El Paso Field Services Management, Inc., El Paso Transmission, L.L.C., El Paso Field Services Holding Company and Enterprise Products Operating L.P. (Exhibit 2.4 to our Form 8-K filed December 15, 2003)
**2	.B.1	Purchase and Sale Agreement, dated as of January 14, 2005, by and among Enterprise GP Holdings, L.P., Sabine River Investors I, L.L.C., Sabine River Investors II, L.L.C., El Paso Corporation and GulfTerra GP Holding Company
3	.A	Restated Certificate of Incorporation effective as of August 11, 2003 (Exhibit 3.A to our 2003 Second Quarter Form 10-Q)
3	.B	By-Laws effective as of July 31, 2003 (Exhibit 3.B to our 2003 Second Quarter Form 10-Q)
**4	.A	Indenture dated as of May 10, 1999, by and between El Paso and HSBC Bank USA (successor to JPMorgan Chase Bank, formerly The Chase Manhattan Bank), as Trustee

10	.A	Amended and Restated Credit Agreement dated as of November 23, 2004, among El Paso Corporation, ANR Pipeline Company, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the several banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (Exhibit 10.A to our Form 8-K filed November 29, 2004); Amended and Restated Subsidiary Guarantee Agreement dated as of November 23, 2004, made by each of the Subsidiary Guarantors, as defined therein, in favor of JPMorgan Chase Bank, N.A., as collateral agent (Exhibit 10.C to our Form 8-K filed November 29, 2004); Amended and Restated Parent Guarantee Agreement dated as of November 23, 2004, made by El Paso Corporation, in favor of JPMorgan Chase Bank, N.A., as Collateral Agent (Exhibit 10.D to our Form 8-K filed November 29, 2004)
10	.B	Amended and Restated Security Agreement dated as of November 23, 2004, among El Paso Corporation, ANR Pipeline Company, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the Subsidiary Grantors and certain other credit parties thereto and JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as collateral agent for the Secured Parties and as the depository bank (Exhibit 10.B to our Form 8-K filed November 29, 2004)
10	.C	$3,000,000,00 Revolving Credit Agreement dated as of April 16, 2003 among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company and ANR Pipeline Company, as Borrowers, the Lenders Party thereto, and JPMorgan Chase Bank, as Administrative Agent, ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co-Document Agents, Bank of America, N.A. and Credit Suisse First Boston, as Co-Syndication Agents, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Bookrunners and Co-Lead Arrangers (Exhibit 99.1 to our Form 8-K filed April 18, 2003); First Amendment to the $3,000,000,000 Revolving Credit Agreement and Waiver dated as of March 17, 2004 among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, ANR Pipeline Company and Colorado Interstate Gas Company, as Borrowers, the Lender and JPMorgan Chase Bank, as Administrative Agent, ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co-Documentation Agents, Bank of America, N.A. and Credit Suisse First Boston, as Co-Syndication Agents (Exhibit 10.A.1 to our 2003 Form 10-K); Second Waiver to the $3,000,000,000 Revolving Credit Agreement dated as of June 15, 2004 among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, ANR Pipeline Company and Colorado Interstate Gas Company, as Borrowers, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co-Documentation Agents, Bank of America, N.A. and Credit Suisse First Boston, as Co-Syndication Agents (Exhibit 10.A.2 to our 2003 Form 10-K); Second Amendment to the $3,000,000,000 Revolving Credit Agreement and Third Waiver dated as of August 6, 2004 among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, ANR Pipeline Company and Colorado Interstate Gas Company, as Borrowers, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co-Documentation Agents, Bank of America, N.A. and Credit Suisse First Boston, as Co-Syndication Agents (Exhibit 99.B to our Form 8-K filed August 10, 2004)
10	.D	$1,000,000,000 Amended and Restated 3-Year Revolving Credit Agreement dated as of April 16, 2003 among El Paso Corporation, El Paso Natural Gas Company and Tennessee Gas Pipeline Company, as Borrowers, The Lenders Party Thereto, and JPMorgan Chase Bank, as Administrative Agent, ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co-Document Agents, Bank of America, N.A., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Bookrunners and Co-Lead Arrangers. (Exhibit 99.2 to our Form 8-K filed April 18, 2003)

10	.E	Security and Intercreditor Agreement dated as of April 16, 2003 Among El Paso Corporation, the Persons Referred to therein as Pipeline Company Borrowers, the Persons Referred to therein as Grantors, Each of the Representative Agents, JPMorgan Chase Bank, as Credit Agreement Administrative Agent and JPMorgan Chase Bank, as Collateral Agent, Intercreditor Agent, and Depository Bank. (Exhibit 99.3 to our Form 8-K filed April 18, 2003)
+10	.F	1995 Compensation Plan for Non-Employee Directors Amended and Restated effective as of December 4, 2003 (Exhibit 10.F to our 2003 Form 10-K)
**+10	.G	Stock Option Plan for Non-Employee Directors Amended and Restated effective as of January 20, 1999
**+10	.G.1	Amendment No. 1 effective as of July 16, 1999 to the Stock Option Plan for Non-Employee Directors
+10	.G.2	Amendment No. 2 effective as of February 7, 2001 to the Stock Option Plan for Non-Employee Directors (Exhibit 10.F.1 to our 2001 First Quarter Form 10-Q)
+10	.H	2001 Stock Option Plan for Non-Employee Directors effective as of January 29, 2001 (Exhibit 10.1 to our Form S-8 filed June 29, 2001); Amendment No. 1 effective as of February 7, 2001 to the 2001 Stock Option Plan for Non-Employee Directors (Exhibit 10.G.1 to our 2001 Form 10-K); Amendment No. 2 effective as of December 4, 2003 to the 2001 Stock Option Plan for Non-Employee Directors (Exhibit 10.H.1 to our 2003 Form 10-K)
**+10	.I	1995 Omnibus Compensation Plan Amended and Restated effective as of August 1, 1998
**+10	.I.1	Amendment No. 1 effective as of December 3, 1998 to the 1995 Omnibus Compensation Plan
**+10	.I.2	Amendment No. 2 effective as of January 20, 1999 to the 1995 Omnibus Compensation Plan
+10	.J	1999 Omnibus Incentive Compensation Plan dated January 20, 1999 (Exhibit 10.1 to our Form S-8 filed May 20, 1999); Amendment No. 1 effective as of February 7, 2001 to the 1999 Omnibus Incentive Compensation Plan (Exhibit 10.V.1 to our 2001 First Quarter Form 10-Q); Amendment No. 2 effective as of May 1, 2003 to the 1999 Omnibus Incentive Compensation Plan (Exhibit 10.I.1 to our 2003 Second Quarter Form 10-Q)
+10	.K	2001 Omnibus Incentive Compensation Plan effective as of January 29, 2001 (Exhibit 10.1 to our Form S-8 filed June 29, 2001); Amendment No. 1 effective as of February 7, 2001 to the 2001 Omnibus Incentive Compensation Plan (Exhibit 10.J.1 to our 2001 Form 10-K); Amendment No. 2 effective as of April 1, 2001 to the 2001 Omnibus Incentive Compensation Plan (Exhibit 10.J.1 to our 2002 Form 10-K); Amendment No. 3 effective as of July 17, 2002 to the 2001 Omnibus Incentive Compensation Plan (Exhibit 10.J.1 to our 2002 Second Quarter Form 10-Q); Amendment No. 4 effective as of May 1, 2003 to the 2001 Omnibus Incentive Compensation Plan (Exhibit 10.J.1 to our 2003 Second Quarter Form 10-Q); Amendment No. 5 effective as of March 8, 2004 to the 2001 Omnibus Incentive Compensation Plan (Exhibit 10.K.1 to our 2003 Form 10-K)
+10	.L	Supplemental Benefits Plan Amended and Restated effective December 7, 2001 (Exhibit 10.K to our 2001 Form 10-K); Amendment No. 1 effective as of November 7, 2002 to the Supplemental Benefits Plan (Exhibit 10.K.1 to our 2002 Form 10-K); Amendment No. 3 effective December 17, 2004 to the Supplemental Benefits Plan (Exhibit 10.UU to our 2004 Third Quarter Form 10-Q)
**+10	.L.1	Amendment No. 2 effective as of June 1, 2004 to the Supplemental Benefits Plan
**+10	.M	Senior Executive Survivor Benefit Plan Amended and Restated effective as of August 1, 1998
+10	.M.1	Amendment No. 1 effective as of February 7, 2001 to the Senior Executive Survivor Benefit Plan (Exhibit 10.I.1 to our 2001 First Quarter Form 10-Q); Amendment No. 2 effective as of October 1, 2002 to the Senior Executive Survivor Benefit Plan (Exhibit 10.L.1 to our 2002 Form 10-K)

**+10	.N	Key Executive Severance Protection Plan Amended and Restated effective as of August 1, 1998
+10	.N.1	Amendment No. 1 effective as of February 7, 2001 to the Key Executive Severance Protection Plan (Exhibit 10.K.1 to our 2001 First Quarter Form 10-Q); Amendment No. 2 effective as of November 7, 2002 to the Key Executive Severance Protection Plan (Exhibit 10.N.1 to our 2002 Form 10-K); Amendment No. 3 effective as of December 6, 2002 to the Key Executive Severance Protection Plan (Exhibit 10.N.1 to our 2002 Form 10-K); Amendment No. 4 effective as of September 2, 2003 to the Key Executive Severance Protection Plan (Exhibit 10.N.1 to our 2003 Third Quarter Form 10-Q)
+10	.O	2004 Key Executive Severance Protection Plan effective as of March 9, 2004 (Exhibit 10.P to our 2003 Form 10-K)
**+10	.P	Director Charitable Award Plan Amended and Restated effective as of August 1, 1998
+10	.P.1	Amendment No. 1 effective as of February 7, 2001 to the Director Charitable Award Plan (Exhibit 10.L.1 to our 2001 First Quarter Form 10-Q); Amendment No. 2 effective as of December 4, 2003 to the Director Charitable Award Plan (Exhibit 10.Q.1 to our 2003 Form 10-K)
+10	.Q	Strategic Stock Plan Amended and Restated effective as of December 3, 1999 (Exhibit 10.1 to our Form S-8 filed January 14, 2000); Amendment No. 1 effective as of February 7, 2001 to the Strategic Stock Plan (Exhibit 10.M.1 to our 2001 First Quarter Form 10-Q); Amendment No. 2 effective as of November 7, 2002 to the Strategic Stock Plan; Amendment No. 3 effective as of December 6, 2002 to the Strategic Stock Plan and Amendment No. 4 effective as of January 29, 2003 to the Strategic Stock Plan (Exhibit 10.P.1 to our 2002 Form 10-K)
**+10	.R	Domestic Relocation Policy effective November 1, 1996
**+10	.S	Executive Award Plan of Sonat Inc. Amended and Restated effective as of July 23, 1998, as amended May 27, 1999
+10	.S.1	Termination of the Executive Award Plan of Sonat Inc. (Exhibit 10.K.1 to our 2000 Second Quarter Form 10-Q)
+10	.T	Omnibus Plan for Management Employees Amended and Restated effective as of December 3, 1999 (Exhibit 10.1 to our Form S-8 filed December 18, 2000); Amendment No. 1 effective as of December 1, 2000 to the Omnibus Plan for Management Employees (Exhibit 10.1 to our Form S-8 filed December 18, 2000); Amendment No. 2 effective as of February 7, 2001 to the Omnibus Plan for Management Employees (Exhibit 10.U.1 to our 2001 First Quarter Form 10-Q); Amendment No. 3 effective as of December 7, 2001 to the Omnibus Plan for Management Employees (Exhibit 10.1 to our Form S-8 filed February 11, 2002); Amendment No. 4 effective as of December 6, 2002 to the Omnibus Plan for Management Employees (Exhibit 10.T.1 to our 2002 Form 10-K)
+10	.U	El Paso Production Companies Long-Term Incentive Plan effective as of January 1, 2003 (Exhibit 10.AA to our 2003 First Quarter Form 10-Q); Amendment No. 1 effective as of June 6, 2003 to the El Paso Production Companies Long-Term Incentive Plan (Exhibit 10.AA.1 to our 2003 Second Quarter Form 10-Q); Amendment No. 2 effective as of December 31, 2003 to the El Paso Production Companies Long-Term Incentive Plan (Exhibit 10.V.1 to our 2003 Form 10-K)

+10	.V	Severance Pay Plan Amended and Restated effective as of October 1, 2002; Supplement No. 1 to the Severance Pay Plan effective as of January 1, 2003; and Amendment No. 1 to Supplement No. 1 effective as of March 21, 2003 (Exhibit 10.Z to our 2003 First Quarter Form 10-Q); Amendment No. 2 to Supplement No. 1 effective as of June 1, 2003 (Exhibit 10.Z.1 to our 2003 Second Quarter Form 10-Q); Amendment No. 3 to Supplement No. 1 effective as of September 2, 2003 (Exhibit 10.Z.1 to our 2003 Third Quarter Form 10-Q); Amendment No. 4 to Supplement No. 1 effective as of October 1, 2003 (Exhibit 10.W.1 to our 2003 Form 10-K); Amendment No. 5 to Supplement No. 1 effective as of February 2, 2004 (Exhibit 10.W.1 to our 2003 Form 10-K)
+10	.W	Employment Agreement Amended and Restated effective as of February 1, 2001 between El Paso and William A. Wise (Exhibit 10.0 to our 2000 Form 10-K)
+10	.X	Letter Agreement dated July 16, 2004 between El Paso Corporation and D. Dwight Scott. (Exhibit 10.VV to our 2004 Third Quarter Form 10-Q)
+10	.Y	Letter Agreement dated July 15, 2003 between El Paso and Douglas L. Foshee (Exhibit 10.U to our 2003 Third Quarter Form 10-Q)
+10	.Y.1	Letter Agreement dated December 18, 2003 between El Paso and Douglas L. Foshee (Exhibit 10.BB.1 to our 2003 Form 10-K)
+10	.Z	Letter Agreement dated January 6, 2004 between El Paso and Lisa A. Stewart (Exhibit 10.CC to our 2003 Form 10-K)
+10	.AA	Form of Indemnification Agreement of each member of the Board of Directors effective November 7, 2002 or the effective date such director was elected to the Board of Directors, whichever is later (Exhibit 10.FF to our 2002 Form 10-K)
+10	.BB	Form of Indemnification Agreement executed by El Paso for the benefit of each officer listed in Schedule A thereto, effective December 17, 2004 (Exhibit 10.WW to our 2003 Third Quarter Form 10-Q)
+10	.CC	Indemnification Agreement executed by El Paso for the benefit of Douglas L. Foshee, effective December 17, 2004 (Exhibit 10.XX to our 2003 Third Quarter Form 10-Q)
10	.DD	Master Settlement Agreement dated as of June 24, 2003, by and between, on the one hand, El Paso Corporation, El Paso Natural Gas Company, and El Paso Merchant Energy, L.P.; and, on the other hand, the Attorney General of the State of California, the Governor of the State of California, the California Public Utilities Commission, the California Department of Water Resources, the California Energy Oversight Board, the Attorney General of the State of Washington, the Attorney General of the State of Oregon, the Attorney General of the State of Nevada, Pacific Gas & Electric Company, Southern California Edison Company, the City of Los Angeles, the City of Long Beach, and classes consisting of all individuals and entities in California that purchased natural gas and/or electricity for use and not for resale or generation of electricity for the purpose of resale, between September 1, 1996 and March 20, 2003, inclusive, represented by class representatives Continental Forge Company, Andrew Berg, Andrea Berg, Gerald J. Marcil, United Church Retirement Homes of Long Beach, Inc., doing business as Plymouth West, Long Beach Brethren Manor, Robert Lamond, Douglas Welch, Valerie Welch, William Patrick Bower, Thomas L. French, Frank Stella, Kathleen Stella, John Clement Molony, SierraPine, Ltd., John Frazee and Jennifer Frazee, John W.H.K. Phillip, and Cruz Bustamante (Exhibit 10.HH to our 2003 Second Quarter Form 10-Q)

10	.EE	Agreement With Respect to Collateral dated as of June 11, 2004, by and among El Paso Production Oil & Gas USA, L.P., a Delaware limited partnership, Bank of America, N.A., acting solely in its capacity as Collateral Agent under the Collateral Agency Agreement, and The Office of the Attorney General of the State of California, acting solely in its capacity as the Designated Representative under the Designated Representative Agreement (Exhibit 10.HH to our 2003 Form 10-K)
10	.FF	Joint Settlement Agreement submitted and entered into by El Paso Natural Gas Company, El Paso Merchant Energy Company, El Paso Merchant Energy-Gas, L.P., the Public Utilities Commission of the State of California, Pacific Gas & Electric Company, Southern California Edison Company and the City of Los Angeles (Exhibit 10.II to our 2003 Second Quarter Form 10-Q)
10	.GG	Swap Settlement Agreement dated effective as of August 16, 2004, among the Company, El Paso Merchant Energy, L.P., East Coast Power Holding Company L.L.C. and ECTMI Trutta Holdings LP (Exhibit 10.A to our Form 8-K filed October 15, 2004, and terminated as described in our Form 8-K filed December 3, 2004)
**21		Subsidiaries of El Paso
*23	.A	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP (Houston)
**23	.B	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP (Detroit)
**23	.C	Consent of Ryder Scott Company, L.P.
*31	.A	Certification of Chief Executive Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002
*31	.B	Certification of Chief Financial Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002
*32	.A	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002
*32	.B	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002
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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, El Paso Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of May 2005.

EL PASO CORPORATION
Registrant

By	/s/ Douglas L. Foshee

Douglas L. Foshee
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of El Paso Corporation and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Douglas L. Foshee (Douglas L. Foshee)	President, Chief Executive Officer and Director (Principal Executive Officer)	May 6, 2005

/s/ D. Dwight Scott (D. Dwight Scott)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 6, 2005

/s/ Jeffrey I. Beason (Jeffrey I. Beason)	Senior Vice President and Controller (Principal Accounting Officer)	May 6, 2005

/s/ Ronald L. Kuehn, Jr. (Ronald L. Kuehn, Jr.)	Chairman of the Board and Director	May 6, 2005

/s/ John M. Bissell (John M. Bissell)	Director	May 6, 2005

/s/ Juan Carlos Braniff (Juan Carlos Braniff)	Director	May 6, 2005

/s/ James L. Dunlap (James L. Dunlap)	Director	May 6, 2005

/s/ Robert W. Goldman (Robert W. Goldman)	Director	May 6, 2005

/s/ Anthony W. Hall, Jr. (Anthony W. Hall, Jr.)	Director	May 6, 2005

Signature	Title	Date

/s/ Thomas R. Hix (Thomas R. Hix)	Director	May 6, 2005

/s/ William H. Joyce (William H. Joyce)	Director	May 6, 2005
/s/ J. Michael Talbert (J. Michael Talbert)	Director	May 6, 2005
/s/ John L. Whitmire (John L. Whitmire)	Director	May 6, 2005

/s/ Joe B. Wyatt (Joe B. Wyatt)	Director	May 6, 2005

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

2	.A	Merger Agreement, dated as of December 15, 2003, by and among Enterprise Products Partners L.P., Enterprise Products GP, LLC, Enterprise Products Management LLC, GulfTerra Energy Partners, L.P. and GulfTerra Energy Company, L.L.C. (including the form of Assumption Agreement to be entered into in connection with the merger, attached as an exhibit thereto) (Exhibit 2.1 to our Form 8-K filed December 15, 2003)
2	.B	Parent Company Agreement, dated as of December 15, 2003, by and among Enterprise Products Partners L.P., Enterprise Products GP, LLC, Enterprise Products GTM, LLC, El Paso Corporation, Sabine River Investors I, L.L.C., Sabine River Investors II, L.L.C., El Paso EPN Investments, L.L.C. and GulfTerra GP Holding Company (including the form of Second Amended and Restated Limited Liability Company Agreement of Enterprise Products GP, LLC, to be entered into in connection with the merger, attached as an exhibit thereto) (Exhibit 2.2 to our Form 8-K filed December 15, 2003); Amendment No. 1 to Parent Company Agreement, dated as of December 15, 2003, by and among Enterprise Products Partners L.P., Enterprise Products GP, LLC, Enterprise Products GTM, LLC, El Paso Corporation, Sabine River Investors I, L.L.C., Sabine River Investors II, L.L.C., El Paso EPN Investments, L.L.C. and GulfTerra GP Holding Company, dated as of April 19, 2004 (including the forms of Second Amended and Restated Limited Liability Company Agreement of Enterprise Products GP, LLC, Exchange and Registration Rights Agreement and Performance Guaranty, to be entered into by the parties named therein in connection with the merger of Enterprise and GulfTerra, attached as Exhibits 1, 2 and 3, respectively, thereto) (Exhibit 2.1 to our Form 8-K filed April 21, 2004); Second Amended and Restated Limited Liability Company Agreement of GulfTerra Energy Company, L.L.C., adopted by GulfTerra GP Holding Company, a Delaware corporation, and Enterprise Products GTM, LLC, a Delaware limited liability company, as of December 15, 2003 (Exhibit 2.3 to our Form 8-K filed December 15, 2003); Purchase and Sale Agreement (Gas Plants), dated as of December 15, 2003, by and between El Paso Corporation, El Paso Field Services Management, Inc., El Paso Transmission, L.L.C., El Paso Field Services Holding Company and Enterprise Products Operating L.P. (Exhibit 2.4 to our Form 8-K filed December 15, 2003)
**2	.B.1	Purchase and Sale Agreement, dated as of January 14, 2005, by and among Enterprise GP Holdings, L.P., Sabine River Investors I, L.L.C., Sabine River Investors II, L.L.C., El Paso Corporation and GulfTerra GP Holding Company
3	.A	Restated Certificate of Incorporation effective as of August 11, 2003 (Exhibit 3.A to our 2003 Second Quarter Form 10-Q)
3	.B	By-Laws effective as of July 31, 2003 (Exhibit 3.B to our 2003 Second Quarter Form 10-Q)
**4	.A	Indenture dated as of May 10, 1999, by and between El Paso and HSBC Bank USA (successor to JPMorgan Chase Bank, formerly The Chase Manhattan Bank), as Trustee

10	.A	Amended and Restated Credit Agreement dated as of November 23, 2004, among El Paso Corporation, ANR Pipeline Company, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the several banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (Exhibit 10.A to our Form 8-K filed November 29, 2004); Amended and Restated Subsidiary Guarantee Agreement dated as of November 23, 2004, made by each of the Subsidiary Guarantors, as defined therein, in favor of JPMorgan Chase Bank, N.A., as collateral agent (Exhibit 10.C to our Form 8-K filed November 29, 2004); Amended and Restated Parent Guarantee Agreement dated as of November 23, 2004, made by El Paso Corporation, in favor of JPMorgan Chase Bank, N.A., as Collateral Agent (Exhibit 10.D to our Form 8-K filed November 29, 2004)
10	.B	Amended and Restated Security Agreement dated as of November 23, 2004, among El Paso Corporation, ANR Pipeline Company, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the Subsidiary Grantors and certain other credit parties thereto and JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as collateral agent for the Secured Parties and as the depository bank (Exhibit 10.B to our Form 8-K filed November 29, 2004)
10	.C	$3,000,000,00 Revolving Credit Agreement dated as of April 16, 2003 among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company and ANR Pipeline Company, as Borrowers, the Lenders Party thereto, and JPMorgan Chase Bank, as Administrative Agent, ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co-Document Agents, Bank of America, N.A. and Credit Suisse First Boston, as Co-Syndication Agents, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Bookrunners and Co-Lead Arrangers (Exhibit 99.1 to our Form 8-K filed April 18, 2003); First Amendment to the $3,000,000,000 Revolving Credit Agreement and Waiver dated as of March 17, 2004 among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, ANR Pipeline Company and Colorado Interstate Gas Company, as Borrowers, the Lender and JPMorgan Chase Bank, as Administrative Agent, ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co-Documentation Agents, Bank of America, N.A. and Credit Suisse First Boston, as Co-Syndication Agents (Exhibit 10.A.1 to our 2003 Form 10-K); Second Waiver to the $3,000,000,000 Revolving Credit Agreement dated as of June 15, 2004 among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, ANR Pipeline Company and Colorado Interstate Gas Company, as Borrowers, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co-Documentation Agents, Bank of America, N.A. and Credit Suisse First Boston, as Co-Syndication Agents (Exhibit 10.A.2 to our 2003 Form 10-K); Second Amendment to the $3,000,000,000 Revolving Credit Agreement and Third Waiver dated as of August 6, 2004 among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, ANR Pipeline Company and Colorado Interstate Gas Company, as Borrowers, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co-Documentation Agents, Bank of America, N.A. and Credit Suisse First Boston, as Co-Syndication Agents (Exhibit 99.B to our Form 8-K filed August 10, 2004)
10	.D	$1,000,000,000 Amended and Restated 3-Year Revolving Credit Agreement dated as of April 16, 2003 among El Paso Corporation, El Paso Natural Gas Company and Tennessee Gas Pipeline Company, as Borrowers, The Lenders Party Thereto, and JPMorgan Chase Bank, as Administrative Agent, ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co-Document Agents, Bank of America, N.A., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Bookrunners and Co-Lead Arrangers. (Exhibit 99.2 to our Form 8-K filed April 18, 2003)

10	.E	Security and Intercreditor Agreement dated as of April 16, 2003 Among El Paso Corporation, the Persons Referred to therein as Pipeline Company Borrowers, the Persons Referred to therein as Grantors, Each of the Representative Agents, JPMorgan Chase Bank, as Credit Agreement Administrative Agent and JPMorgan Chase Bank, as Collateral Agent, Intercreditor Agent, and Depository Bank. (Exhibit 99.3 to our Form 8-K filed April 18, 2003)
+10	.F	1995 Compensation Plan for Non-Employee Directors Amended and Restated effective as of December 4, 2003 (Exhibit 10.F to our 2003 Form 10-K)
**+10	.G	Stock Option Plan for Non-Employee Directors Amended and Restated effective as of January 20, 1999
**+10	.G.1	Amendment No. 1 effective as of July 16, 1999 to the Stock Option Plan for Non-Employee Directors
+10	.G.2	Amendment No. 2 effective as of February 7, 2001 to the Stock Option Plan for Non-Employee Directors (Exhibit 10.F.1 to our 2001 First Quarter Form 10-Q)
+10	.H	2001 Stock Option Plan for Non-Employee Directors effective as of January 29, 2001 (Exhibit 10.1 to our Form S-8 filed June 29, 2001); Amendment No. 1 effective as of February 7, 2001 to the 2001 Stock Option Plan for Non-Employee Directors (Exhibit 10.G.1 to our 2001 Form 10-K); Amendment No. 2 effective as of December 4, 2003 to the 2001 Stock Option Plan for Non-Employee Directors (Exhibit 10.H.1 to our 2003 Form 10-K)
**+10	.I	1995 Omnibus Compensation Plan Amended and Restated effective as of August 1, 1998
**+10	.I.1	Amendment No. 1 effective as of December 3, 1998 to the 1995 Omnibus Compensation Plan
**+10	.I.2	Amendment No. 2 effective as of January 20, 1999 to the 1995 Omnibus Compensation Plan
+10	.J	1999 Omnibus Incentive Compensation Plan dated January 20, 1999 (Exhibit 10.1 to our Form S-8 filed May 20, 1999); Amendment No. 1 effective as of February 7, 2001 to the 1999 Omnibus Incentive Compensation Plan (Exhibit 10.V.1 to our 2001 First Quarter Form 10-Q); Amendment No. 2 effective as of May 1, 2003 to the 1999 Omnibus Incentive Compensation Plan (Exhibit 10.I.1 to our 2003 Second Quarter Form 10-Q)
+10	.K	2001 Omnibus Incentive Compensation Plan effective as of January 29, 2001 (Exhibit 10.1 to our Form S-8 filed June 29, 2001); Amendment No. 1 effective as of February 7, 2001 to the 2001 Omnibus Incentive Compensation Plan (Exhibit 10.J.1 to our 2001 Form 10-K); Amendment No. 2 effective as of April 1, 2001 to the 2001 Omnibus Incentive Compensation Plan (Exhibit 10.J.1 to our 2002 Form 10-K); Amendment No. 3 effective as of July 17, 2002 to the 2001 Omnibus Incentive Compensation Plan (Exhibit 10.J.1 to our 2002 Second Quarter Form 10-Q); Amendment No. 4 effective as of May 1, 2003 to the 2001 Omnibus Incentive Compensation Plan (Exhibit 10.J.1 to our 2003 Second Quarter Form 10-Q); Amendment No. 5 effective as of March 8, 2004 to the 2001 Omnibus Incentive Compensation Plan (Exhibit 10.K.1 to our 2003 Form 10-K)
+10	.L	Supplemental Benefits Plan Amended and Restated effective December 7, 2001 (Exhibit 10.K to our 2001 Form 10-K); Amendment No. 1 effective as of November 7, 2002 to the Supplemental Benefits Plan (Exhibit 10.K.1 to our 2002 Form 10-K); Amendment No. 3 effective December 17, 2004 to the Supplemental Benefits Plan (Exhibit 10.UU to our 2004 Third Quarter Form 10-Q)
**+10	.L.1	Amendment No. 2 effective as of June 1, 2004 to the Supplemental Benefits Plan
**+10	.M	Senior Executive Survivor Benefit Plan Amended and Restated effective as of August 1, 1998
+10	.M.1	Amendment No. 1 effective as of February 7, 2001 to the Senior Executive Survivor Benefit Plan (Exhibit 10.I.1 to our 2001 First Quarter Form 10-Q); Amendment No. 2 effective as of October 1, 2002 to the Senior Executive Survivor Benefit Plan (Exhibit 10.L.1 to our 2002 Form 10-K)
**+10	.N	Key Executive Severance Protection Plan Amended and Restated effective as of August 1, 1998

+10	.N.1	Amendment No. 1 effective as of February 7, 2001 to the Key Executive Severance Protection Plan (Exhibit 10.K.1 to our 2001 First Quarter Form 10-Q); Amendment No. 2 effective as of November 7, 2002 to the Key Executive Severance Protection Plan (Exhibit 10.N.1 to our 2002 Form 10-K); Amendment No. 3 effective as of December 6, 2002 to the Key Executive Severance Protection Plan (Exhibit 10.N.1 to our 2002 Form 10-K); Amendment No. 4 effective as of September 2, 2003 to the Key Executive Severance Protection Plan (Exhibit 10.N.1 to our 2003 Third Quarter Form 10-Q)
+10	.O	2004 Key Executive Severance Protection Plan effective as of March 9, 2004 (Exhibit 10.P to our 2003 Form 10-K)
**+10	.P	Director Charitable Award Plan Amended and Restated effective as of August 1, 1998
+10	.P.1	Amendment No. 1 effective as of February 7, 2001 to the Director Charitable Award Plan (Exhibit 10.L.1 to our 2001 First Quarter Form 10-Q); Amendment No. 2 effective as of December 4, 2003 to the Director Charitable Award Plan (Exhibit 10.Q.1 to our 2003 Form 10-K)
+10	.Q	Strategic Stock Plan Amended and Restated effective as of December 3, 1999 (Exhibit 10.1 to our Form S-8 filed January 14, 2000); Amendment No. 1 effective as of February 7, 2001 to the Strategic Stock Plan (Exhibit 10.M.1 to our 2001 First Quarter Form 10-Q); Amendment No. 2 effective as of November 7, 2002 to the Strategic Stock Plan; Amendment No. 3 effective as of December 6, 2002 to the Strategic Stock Plan and Amendment No. 4 effective as of January 29, 2003 to the Strategic Stock Plan (Exhibit 10.P.1 to our 2002 Form 10-K)
**+10	.R	Domestic Relocation Policy effective November 1, 1996
**+10	.S	Executive Award Plan of Sonat Inc. Amended and Restated effective as of July 23, 1998, as amended May 27, 1999
+10	.S.1	Termination of the Executive Award Plan of Sonat Inc. (Exhibit 10.K.1 to our 2000 Second Quarter Form 10-Q)
+10	.T	Omnibus Plan for Management Employees Amended and Restated effective as of December 3, 1999 (Exhibit 10.1 to our Form S-8 filed December 18, 2000); Amendment No. 1 effective as of December 1, 2000 to the Omnibus Plan for Management Employees (Exhibit 10.1 to our Form S-8 filed December 18, 2000); Amendment No. 2 effective as of February 7, 2001 to the Omnibus Plan for Management Employees (Exhibit 10.U.1 to our 2001 First Quarter Form 10-Q); Amendment No. 3 effective as of December 7, 2001 to the Omnibus Plan for Management Employees (Exhibit 10.1 to our Form S-8 filed February 11, 2002); Amendment No. 4 effective as of December 6, 2002 to the Omnibus Plan for Management Employees (Exhibit 10.T.1 to our 2002 Form 10-K)
+10	.U	El Paso Production Companies Long-Term Incentive Plan effective as of January 1, 2003 (Exhibit 10.AA to our 2003 First Quarter Form 10-Q); Amendment No. 1 effective as of June 6, 2003 to the El Paso Production Companies Long-Term Incentive Plan (Exhibit 10.AA.1 to our 2003 Second Quarter Form 10-Q); Amendment No. 2 effective as of December 31, 2003 to the El Paso Production Companies Long-Term Incentive Plan (Exhibit 10.V.1 to our 2003 Form 10-K)
+10	.V	Severance Pay Plan Amended and Restated effective as of October 1, 2002; Supplement No. 1 to the Severance Pay Plan effective as of January 1, 2003; and Amendment No. 1 to Supplement No. 1 effective as of March 21, 2003 (Exhibit 10.Z to our 2003 First Quarter Form 10-Q); Amendment No. 2 to Supplement No. 1 effective as of June 1, 2003 (Exhibit 10.Z.1 to our 2003 Second Quarter Form 10-Q); Amendment No. 3 to Supplement No. 1 effective as of September 2, 2003 (Exhibit 10.Z.1 to our 2003 Third Quarter Form 10-Q); Amendment No. 4 to Supplement No. 1 effective as of October 1, 2003 (Exhibit 10.W.1 to our 2003 Form 10-K); Amendment No. 5 to Supplement No. 1 effective as of February 2, 2004 (Exhibit 10.W.1 to our 2003 Form 10-K)

+10	.W	Employment Agreement Amended and Restated effective as of February 1, 2001 between El Paso and William A. Wise (Exhibit 10.0 to our 2000 Form 10-K)
+10	.X	Letter Agreement dated July 16, 2004 between El Paso Corporation and D. Dwight Scott. (Exhibit 10.VV to our 2004 Third Quarter Form 10-Q)
+10	.Y	Letter Agreement dated July 15, 2003 between El Paso and Douglas L. Foshee (Exhibit 10.U to our 2003 Third Quarter Form 10-Q)
+10	.Y.1	Letter Agreement dated December 18, 2003 between El Paso and Douglas L. Foshee (Exhibit 10.BB.1 to our 2003 Form 10-K)
+10	.Z	Letter Agreement dated January 6, 2004 between El Paso and Lisa A. Stewart (Exhibit 10.CC to our 2003 Form 10-K)
+10	.AA	Form of Indemnification Agreement of each member of the Board of Directors effective November 7, 2002 or the effective date such director was elected to the Board of Directors, whichever is later (Exhibit 10.FF to our 2002 Form 10-K)
+10	.BB	Form of Indemnification Agreement executed by El Paso for the benefit of each officer listed in Schedule A thereto, effective December 17, 2004 (Exhibit 10.WW to our 2003 Third Quarter Form 10-Q)
+10	.CC	Indemnification Agreement executed by El Paso for the benefit of Douglas L. Foshee, effective December 17, 2004 (Exhibit 10.XX to our 2003 Third Quarter Form 10-Q)
10	.DD	Master Settlement Agreement dated as of June 24, 2003, by and between, on the one hand, El Paso Corporation, El Paso Natural Gas Company, and El Paso Merchant Energy, L.P.; and, on the other hand, the Attorney General of the State of California, the Governor of the State of California, the California Public Utilities Commission, the California Department of Water Resources, the California Energy Oversight Board, the Attorney General of the State of Washington, the Attorney General of the State of Oregon, the Attorney General of the State of Nevada, Pacific Gas & Electric Company, Southern California Edison Company, the City of Los Angeles, the City of Long Beach, and classes consisting of all individuals and entities in California that purchased natural gas and/or electricity for use and not for resale or generation of electricity for the purpose of resale, between September 1, 1996 and March 20, 2003, inclusive, represented by class representatives Continental Forge Company, Andrew Berg, Andrea Berg, Gerald J. Marcil, United Church Retirement Homes of Long Beach, Inc., doing business as Plymouth West, Long Beach Brethren Manor, Robert Lamond, Douglas Welch, Valerie Welch, William Patrick Bower, Thomas L. French, Frank Stella, Kathleen Stella, John Clement Molony, SierraPine, Ltd., John Frazee and Jennifer Frazee, John W.H.K. Phillip, and Cruz Bustamante (Exhibit 10.HH to our 2003 Second Quarter Form 10-Q)
10	.EE	Agreement With Respect to Collateral dated as of June 11, 2004, by and among El Paso Production Oil & Gas USA, L.P., a Delaware limited partnership, Bank of America, N.A., acting solely in its capacity as Collateral Agent under the Collateral Agency Agreement, and The Office of the Attorney General of the State of California, acting solely in its capacity as the Designated Representative under the Designated Representative Agreement (Exhibit 10.HH to our 2003 Form 10-K)
10	.FF	Joint Settlement Agreement submitted and entered into by El Paso Natural Gas Company, El Paso Merchant Energy Company, El Paso Merchant Energy-Gas, L.P., the Public Utilities Commission of the State of California, Pacific Gas & Electric Company, Southern California Edison Company and the City of Los Angeles (Exhibit 10.II to our 2003 Second Quarter Form 10-Q)

10	.GG	Swap Settlement Agreement dated effective as of August 16, 2004, among the Company, El Paso Merchant Energy, L.P., East Coast Power Holding Company L.L.C. and ECTMI Trutta Holdings LP (Exhibit 10.A to our Form 8-K filed October 15, 2004, and terminated as described in our Form 8-K filed December 3, 2004)
**21		Subsidiaries of El Paso
*23	.A	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP (Houston)
**23	.B	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP (Detroit)
**23	.C	Consent of Ryder Scott Company, L.P.
*31	.A	Certification of Chief Executive Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002
*31	.B	Certification of Chief Financial Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002
*32	.A	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002
*32	.B	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002