Form 10-K/A
period 2004-12-31
EL PASO CORP/DE
filed 2005-06-16
CIK 1066107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 3)
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

i

EXPLANATORY NOTE
      This Form 10-K/A (Amendment No. 3) is being filed to reflect adjustments in income from continuing operations and discontinued operations in 2003 and 2004, resulting from errors in the accounting and reporting for foreign currency translation adjustments (CTA) and the related tax effects. There were no changes in total reported cash flows from operations for any period. We identified the accounting and reporting errors during the process of remediating the material weaknesses in internal control over financial reporting that we reported in our Form 10-K for the year ended December 31, 2004, as previously amended.
      Following a review of this matter, we determined that balances in CTA contained amounts related to businesses and investments that had previously been sold or abandoned. These balances should have been reclassified to earnings upon the sale or abandonment of these entities. The adjustment of these CTA balances affected losses we recorded on several of these assets and investments, including impairment charges. In addition, we determined that upon initially recognizing U.S. deferred income taxes on our investment in certain foreign operations, we did not properly allocate taxes to CTA.
      In 2004, the income statement impact of these adjustments was a $1 million reduction of our net loss. In 2003, the impact of these adjustments was a reduction of our net loss of $45 million. The income effects in both years impacted the results of both continuing and discontinued operations. As of December 31, 2004, the overall effect of these adjustments to total stockholders’ equity was a decrease of $1 million.
      The restatement affects disclosures and tabular amounts in Item 6. Selected Financial Data; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 8. Financial Statements and Supplementary Data; and Item 9A. Controls and Procedures.

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

	As of or for the Year Ended December 31,

	2004	2003	2002
	(Restated)(3)	(Restated)(1)(2)(3)	(Restated)(1)	2001	2000(3)

	(In millions, except per common share amounts)
Operating Results Data:
Operating revenues	$5,874	$6,668	$6,881	$10,186	$6,179
Income (loss) from continuing operations available to common stockholders(4)	$(833)	$(595)	$(1,242)	$(223)	$481
Net income (loss)	$(947)	$(1,883)	$(1,875)	$(447)	$665
Basic income (loss) per common share from continuing operations	$(1.30)	$(0.99)	$(2.22)	$(0.44)	$0.98
Diluted income (loss) per common share from continuing operations	$(1.30)	$(0.99)	$(2.22)	$(0.44)	$0.95
Cash dividends declared per common share(5)	$0.16	$0.16	$0.87	$0.85	$0.82
Basic average common shares outstanding	639	597	560	505	494
Diluted average common shares outstanding	639	597	560	505	506
Financial Position Data:
Total assets(6)	$31,383	$36,943	$41,923	$44,271	$43,992
Long-term financing obligations(7)	18,241	20,275	16,106	12,840	11,206
Securities of subsidiaries(7)	367	447	3,420	4,013	3,707
Stockholders’ equity	3,438	4,346	5,749	6,666	6,145

(1)	During the completion of the financial statements for the year ended December 31, 2004, we identified an error in the manner in which we had originally adopted the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, in 2002. Upon adoption of these standards, we incorrectly adjusted the cost of investments in unconsolidated affiliates and the cumulative effect of change in accounting principle for the excess of our share of the affiliates fair value of the net assets over their original cost, which we believed was negative goodwill. The amount originally recorded as a cumulative effect of accounting change was $154 million and related to our investments in Citrus Corporation, Portland Natural Gas, several Australian investments and an investment in the Korea Independent Energy Corporation. We subsequently determined that the amounts we adjusted were not negative goodwill, but rather amounts that should have been allocated to the long-lived assets underlying our investments. As a result, we were required to restate our 2002 financial statements to reverse the amount we recorded as a cumulative effect of an accounting change on January 1, 2002. This adjustment also impacted a deferred tax adjustment and an unrealized loss we recorded on our Australian investments during 2002, requiring a further restatement of that year. The restatements also affected the investment, deferred tax liability and stockholders’ equity balances we reported as of December 31, 2002 and 2003. See Part II, Item 8, Financial Statements and Supplementary Data, Note 1 for a further discussion of the restatements.

(2)	After filing our 2004 Form 10-K, we determined that in our discontinued Canadian exploration and production operations, we had previously recorded deferred tax benefits of $82 million in 2003 in continuing operations that we have now properly reflected in discontinued operations.

(3)	After filing our amended 2004 Form 10-K, we identified errors related to the accounting and reporting of foreign currency translation adjustments (CTA) on several of our foreign operations. In addition, we determined that upon initially recognizing U.S. deferred income taxes on our investment in certain foreign operations, we did not properly allocate taxes to CTA. These errors resulted in us having to record additional income tax benefits in 2003 in our continuing operations of $10 million and in our discontinued operations of $35 million. In 2004, we determined that we should have recorded a reduction in our loss from discontinued operations of $32 million and an increase in our loss from continuing operations of $31 million, related to CTA balances and related tax effects. As a result of these errors, we restated our 2003 and 2004 financial statements, and related quarterly information. See Part II, Item 8, Financial Statements and Supplementary Data, Note 1 for a further discussion of the restatement.

(3)	These amounts are derived from unaudited financial statements. Such amounts were restated in 2003 for the accounting impact of adjustments to our historical reserve estimates.

(4)	We incurred losses of $1.1 billion in 2004, $1.2 billion in 2003 and $0.9 billion in 2002 related to impairments of assets and equity investments as well as restructuring charges related to industry changes and the related realignment of our businesses in response to those changes. In 2003, we also entered into an agreement in principle to settle claims associated with the western energy crisis of 2000 and 2001. This settlement resulted in charges of $104 million in 2003 and $899 million in 2002, both before income taxes. In addition, we incurred ceiling test charges of $5 million, $5 million and $1,895 million in 2003, 2002 and 2001 on our full cost natural gas and oil properties. During 2001, we merged with The Coastal Corporation and incurred costs and asset impairments related to this merger that totaled approximately $1.5 billion. For further discussions of events affecting comparability of our results in 2004, 2003 and 2002, see Part II, Item 8, Financial Statements and Supplementary Data, Notes 2 through 5.

(5)	Cash dividends declared per share of common stock represent the historical dividends declared by El Paso for all periods presented.

(6)	Decreases in 2002, 2003 and 2004 were a result of asset sales activities during these periods. See Part II, Item 8, Financial Statements and Supplementary Data, Note 3.
(7)	The increases in total long-term financing obligations in 2002 and 2003 was a result of the consolidations of our Chaparral and Gemstone power investments, the restructuring of other financing transactions, and the reclassification of securities of subsidiaries as a result of our adoption of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, during 2003.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      Our Management’s Discussion and Analysis includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed beginning on page 76. Certain historical financial information in this section has been restated, as further described in Item 8, Financial Statements and Supplementary Data, Note 1.
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
Capital Resources and Liquidity
      We rely on cash generated from our internal operations as our primary source of liquidity, as well as available credit facilities, project and bank financings, proceeds from asset sales and the issuance of long-term debt, preferred securities and equity securities. From time to time, we have also used structured financing transactions that are sometimes referred to as off-balance sheet arrangements. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments, dividends and other financing activities will continue to be provided from some or all of these sources, although we do not expect to use off-balance sheet arrangements to the same degree in the future. Each of our existing and projected sources of cash are impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For example, cash generated by our business operations may be impacted by, among other things, changes in commodity prices, demands for our commodities or services, success in recontracting existing contracts, drilling success and competition from other providers or alternative energy sources. Collateral demands or recovery of cash posted as collateral are impacted by natural gas prices, hedging levels and the credit quality of us and our counterparties. Cash generated by future asset sales may depend on the condition and location of the assets and the number of interested buyers. In addition, our future liquidity will be impacted by our ability to access capital markets which may be restricted due to our credit ratings, general market conditions, and by limitations on our ability to access our existing shelf registration statement as further discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 15. For a further discussion of risks that can impact our liquidity, see our risk factors beginning on page 76.
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
      Our net available liquidity includes our $3 billion credit agreement. As of December 31, 2004, we had borrowed $1.25 billion as a term loan and issued approximately $1.2 billion of letters of credit under this agreement. The availability of borrowings under this credit agreement and our ability to incur additional debt is subject to various conditions as further described in Part II, Item 8, Financial Statements and Supplementary Data, Note 15, which we currently meet. These conditions include compliance with the financial covenants and ratios required by those agreements, absence of default under the agreements, and continued accuracy of the representations and warranties contained in the agreements. The financial coverage ratios under our $3 billion credit agreement change over time. However, these covenants currently require our Debt to Consolidated EBITDA not to exceed 6.5 to 1 and our ratio of Consolidated EBITDA to interest expense and dividends to be equal to or greater than 1.6 to 1, each as defined in the credit agreement. As of December 31, 2004, our ratio of Debt to Consolidated EBITDA was 4.88 to 1 and our ratio of Consolidated EBITDA to interest expense and dividends was 1.91 to 1.
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

      We believe we will be able to meet our ongoing liquidity and cash needs through the combination of available cash and borrowings under our $3 billion credit agreement. We also believe that the actions we have taken to date will allow us greater financial flexibility for the remainder of 2005 and into 2006 than we had in 2004. However, a number of factors could influence our liquidity sources, as well as the timing and ultimate outcome of our ongoing efforts and plans. These factors are discussed in detail beginning on page 76.
  Overview of Cash Flow Activities for 2004 Compared to 2003
      For the years ended December 31, 2004 and 2003, our cash flows are summarized as follows:

	2004	2003
	(Restated)	(Restated)

	(In billions)
Cash inflows
Continuing operating activities
Net loss before discontinued operations	$(0.8)	$(0.6)
Non-cash income adjustments	2.4	1.8
Payment on Western Energy Settlement	(0.6)	—
Change in assets and liabilities	0.1	1.1

	1.1	2.3

Continuing investing activities
Net proceeds from the sale of assets and investments	1.9	2.5
Net proceeds from restricted cash	0.6	—
Other	0.1	—

	2.6	2.5

Continuing financing activities
Net proceeds from the issuance of long-term debt	1.3	3.6
Borrowings under long-term credit facility	—	0.5
Proceeds from the issuance of common stock	0.1	0.1
Net discontinued operations activity	1.0	0.4

	2.4	4.6

Total cash inflows	$6.1	$9.4

Cash outflows
Continuing investing activities
Additions to property, plant, and equipment	$1.8	$2.4
Net cash paid to acquire Chaparral and Gemstone	—	1.1
Net payments of restricted cash	—	0.5
Other	—	0.1

	1.8	4.1

Continuing financing activities
Payments to retire long-term debt and redeem preferred interests	2.5	4.1
Payments of revolving credit facilities	0.9	1.2
Dividends paid to common stockholders	0.1	0.2
Other	0.1	—

	3.6	5.5

Total cash outflows	5.4	9.6

Net change in cash	$0.7	$(0.2)

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
      Below is a reconciliation of our EBIT (by segment) to our consolidated net loss for each of the three years ended December 31:

	2004	2003	2002
	(Restated)(1)	(Restated)(1)	(Restated)(1)

	(In millions)
Regulated Business
Pipelines	$1,331	$1,234	$828
Non-regulated Businesses
Production	734	1,091	808
Marketing and Trading	(539)	(809)	(1,977)
Power	(599)	(28)	12
Field Services	120	133	289

Segment EBIT	1,047	1,621	(40)
Corporate and other	(217)	(852)	(387)

Consolidated EBIT	830	769	(427)
Interest and debt expense	(1,607)	(1,791)	(1,297)
Distributions on preferred interests of consolidated subsidiaries	(25)	(52)	(159)
Income taxes	(31)	479	641

Loss from continuing operations	(833)	(595)	(1,242)
Discontinued operations, net of income taxes	(114)	(1,279)	(425)
Cumulative effect of accounting changes, net of income taxes	—	(9)	(208)

Net loss	$(947)	$(1,883)	$(1,875)

(1)	See Part II, Item 8, Financial Statements and Supplementary Data, Note 1 for a discussion of the restatements of our 2002, 2003, and 2004 financial statements. The restatement of our 2002 financial statements affected our Pipelines segment results and the amounts reported as a cumulative effect of accounting change in 2002. The restatement of our 2003 financial statements affected the classification of income taxes between continuing and discontinued operations as well as the amount of income taxes recorded in both continuing and discontinued operations related to certain of our foreign investments with CTA balances. The restatement of our 2004 financial statements affected the amount of losses on long-lived assets, earnings from unconsolidated affiliates and other income for certain foreign operations in our Power and Marketing and Trading segments, in our corporate operations, and in our discontinued operations, as well as the related amount of income taxes recorded on these assets and investments.
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

	Operating Segments

			Marketing		Field
	Pipelines		and		Services		Corporate
	(Restated)	Production	Trading	Power	(Restated)		& Other

	(In millions)
2004
Asset and investment impairments, net of gain(loss) on sales(1)	$20	$(8)	$—	$(994)	$(7	)(2)	$3
Restructuring charges	(5)	(14)	(2)	(5)	(1)		(91)

Total	$15	$(22)	$(2)	$(999)	$(8)		$(88)

2003
Asset and investment impairments, net of gain(loss) on sales(1)	$9	$(5)	$3	$(525)	$9		$(525)
Ceiling test charges	—	(5)		—	—		—
Restructuring charges	(2)	(6)	(16)	(5)	(4)		(91)
Western Energy Settlement(3)	(140)	—	(26)	—	—		(4)

Total	$(133)	$(16)	(39)	(530)	$5		$(620)

2002
Asset and investment impairments, net of gain(loss) on sales(1)	$(125)	$1	$—	$(642)	$129		$(212)
Ceiling test charges	—	(5)	—	—	—		—
Restructuring charges	(1)	—	(10)	(14)	(1)		(51)
Western Energy Settlement	(412)	—	(487)	—	—		—
Net gain on power contract restructurings(4)	—	—	—	578	—		—

Total	$(538)	$(4)	$(497)	$(78)	$128		$(263)

(1)	Includes net impairments of cost-based investments included in other income and expense.
(2)	Includes the gain on our transactions with Enterprise and a goodwill impairment.
(3)	Includes $66 million of accretion expense and other charges included in operation and maintenance expense associated with the Western Energy Settlement.
(4)	Excludes intercompany transactions related to the UCF restructuring transaction which were eliminated in consolidation.
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

      Finally, during 2002 through 2004, as we continued to refocus and restructure our company around our core businesses, we incurred significant charges related to asset sales, impairments and other restructuring costs in our Field Services and Power segments as well as in our corporate results. We also incurred approximately $1.8 billion (including $1.3 billion during 2003) in after tax losses in exiting certain of our international natural gas and oil production operations and our petroleum markets and coal businesses, which are classified as discontinued operations.
      Below is a further discussion of the year over year results of each of our business segments, our corporate activities and other income statement items.
Individual Segment Results
      Information related to EBIT in our individual segment results and in our corporate activities has been restated. In 2002, the results in our Pipelines segment and the amounts reported as a cumulative effect of accounting change were restated for errors resulting from the misinterpretation of FAS 141 and 142 upon the adoption of these standards. In 2004, our Power and Marketing and Trading segments and corporate operations were restated for the amount of losses on long-lived assets, earnings from unconsolidated affiliates and other income for certain foreign operations with CTA balances. See Item 8, Financial Statements and Supplementary Data, Note 1 for a further discussion of the restatements and the manner in which our segments and other operations were affected.
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
Operating Results
      Below are the overall operating results and analysis of these results for our Marketing and Trading segment for each of the three years ended December 31. Because of the substantial changes in the composition of our portfolio, year-to-year comparability was affected:

	2004
	(Restated)	2003	2002

	(In millions)
Overall EBIT:
Gross margin(1)	$(508)	$(636)	$(1,316)
Operating expenses	(54)	(183)	(677)

Operating loss	(562)	(819)	(1,993)
Other income, net	23	10	16

EBIT	$(539)	$(809)	$(1,977)

	2004
	(Restated)	2003	2002

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

	2004
	(Restated)	2003	2002

	(In millions)
Overall EBIT:
Gross margin(1)	$643	$865	$1,103
Operating expenses
Loss on long-lived assets	(599)	(185)	(160)
Other operating expenses	(468)	(693)	(591)

Operating income (loss)	(424)	(13)	352
Earnings from unconsolidated affiliates
Impairments and net losses on sale	(395)	(347)	(426)
Equity in earnings	146	256	170
Other income (expense)	74	76	(84)

EBIT	$(599)	$(28)	$12

EBIT by Area:
International power
Brazilian operations	$52	$177	$78
Asian operations	(148)	49	(3)
Other	7	70	(243)

	(89)	296	(168)

Domestic power plant operations
MCV	(171)	29	28
Sold or sale announced	(58)	(400)	55
Other	—	(12)	(3)

	(229)	(383)	80

Domestic power contract restructuring activities	(228)	150	341
Power turbine impairments	(1)	(33)	(162)
Other(2)	(52)	(58)	(79)

EBIT	$(599)	$(28)	$12

(1)	Gross margin for our Power segment consists of revenues from our power plants and the initial net gains and losses incurred in connection with the restructuring of power contracts, as well as the subsequent revenues, cost of electricity purchases and changes in fair value of those contracts. The cost of fuel used in the power generation process is included in operating expenses.

(2)	Other consists of the indirect expenses and general and administrative costs associated with our domestic and international operations, including legal, finance, and engineering costs. Direct general and administrative expenses of our domestic and international operations are included in EBIT of those operations.

International Power. The following table shows significant factors impacting EBIT in our international power business in 2004, 2003 and 2002:

	2004
	(Restated)	2003	2002

	(In millions)
Brazil
Earnings from consolidated and unconsolidated plant operations	$235	$177	$97
Manaus and Rio Negro impairment	(183)	—	—
Contract termination fee	—	—	(19)

Total Brazil	52	177	78

Asia
Earnings from consolidated and unconsolidated plant operations	61	49	45
Asian asset impairments	(212)	—	—
PPN impairment	—	—	(41)
Meizhou Wan impairment	—	—	(7)
Other	3	—	—

Total Asia	(148)	49	(3)

Other International Power
Earnings from consolidated and unconsolidated plant operations	24	42	102
Argentina gain on sale (impairment)	—	28	(342)
Other impairments	(3)	—	(3)
Other	(14)	—	—

Total Other	7	70	(243)

Total	$(89)	$296	$(168)

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

                    Manaus and Rio Negro

In 2003, we began negotiating the extension of the Manaus and Rio Negro power contracts, which were to expire in 2005 and 2006. Based on the status of our negotiations to extend the contracts, which was negatively impacted by changes in the Brazilian political environment in 2004, we recorded a $183 million impairment of our investment in Manaus and Rio Negro in 2004. We completed an extension of these contracts during the first quarter of 2005. The Manaus and Rio Negro plants had earnings from plant operations of $30 million in 2004, $12 million in 2003 and $18 million in 2002.
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

	2004
	(Restated)	2003	2002

Impairments, contract terminations and gains (losses) on asset sales:
Telecommunications business	$—	$(396)	$(168)
LNG business	—	(108)	—
Aircraft	8	(8)	—
Earnings from operations:
Financial services business	17	21	(18)
Petroleum ship charters	15	1	(13)
Telecommunications business	—	(44)	(65)
Restructuring charges	(91)	(91)	(51)
Debt gains (losses):
Foreign currency fluctuations on Euro-denominated debt	(26)	(112)	(95)
Early extinguishment/exchange of debt	(18)	(49)	21
Change in litigation, insurance and other reserves	(116)	(19)	14
Other	(6)	(47)	(12)

Total EBIT	$(217)	$(852)	$(387)

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
Income Taxes
      Income taxes for 2004, 2003 and 2002 have been revised to reflect the effects on income taxes of the restatements described in Part II, Item 8. Financial Statements and Supplementary Data, Note 1.
      Income taxes for the years ended December 31, 2004, 2003 and 2002 were $31 million, ($479) million and ($641) million resulting in effective tax rates of (4) percent, 45 percent and 34 percent. Differences in our effective tax rates from the statutory tax rate of 35 percent were primarily a result of the following factors:

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
      For 2003, our overall effective tax rate on continuing operations was significantly different than the statutory rate due, in part, to $53 million of tax benefits related to abandonments and sales of certain of our foreign investments. The effective tax rate for 2003 absent these tax benefits would have been 40 percent.
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
Discontinued Operations
      Our loss from discontinued operations for 2003 has been restated to properly reflect the classification of income taxes between continuing and discontinued operations related to our discontinued Canadian exploration and production operations, and further restated in 2003 and 2004 to adjust the amount of losses on sales of assets and investments and related tax effects in our discontinued Canadian exploration and production operations and petroleum markets operations which had CTA balances. For a further discussion see Part II, Item 8, Financial Statements and Supplementary Data, Note 1.
      For the year ended December 2004, the loss from our discontinued operations was $114 million compared to a loss of $1,279 million during 2003. In 2004, $36 million of losses from discontinued operations related to our Canadian and certain other international production operations, primarily from losses on sales and impairment charges, and $78 million was from our petroleum markets activities, primarily related to losses on the completed sales of our Eagle Point and Aruba refineries along with other operational and severance costs. The losses in 2003 related primarily to impairment charges on our Aruba and Eagle Point refineries and on chemical assets, all as a result of our decision to exit and sell these businesses and ceiling test charges related to our Canadian production operations. The loss in 2002 was primarily due to operating losses at our Aruba refinery, impairment charges on our MTBE chemical plant and coal mining operations, and ceiling test charges related to our Canadian production operations.
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

EL PASO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per common share amounts)

	Year Ended December 31,

	2004	2003	2002
	(Restated)	(Restated)	(Restated)

Operating revenues
Pipelines	$2,651	$2,647	$2,610
Production	1,735	2,141	1,931
Marketing and Trading	(508)	(635)	(1,324)
Power	795	1,176	1,672
Field Services	1,362	1,529	2,029
Corporate and eliminations	(161)	(190)	(37)

	5,874	6,668	6,881

Operating expenses
Cost of products and services	1,363	1,818	2,468
Operation and maintenance	1,872	2,010	2,091
Depreciation, depletion and amortization	1,088	1,176	1,159
Loss on long-lived assets	1,108	860	181
Western Energy Settlement	—	104	899
Taxes, other than income taxes	253	295	254

	5,684	6,263	7,052

Operating income (loss)	190	405	(171)
Earnings (losses) from unconsolidated affiliates	546	363	(214)
Other income	193	203	197
Other expenses	(99)	(202)	(239)
Interest and debt expense	(1,607)	(1,791)	(1,297)
Distributions on preferred interests of consolidated subsidiaries	(25)	(52)	(159)

Loss before income taxes	(802)	(1,074)	(1,883)
Income taxes	31	(479)	(641)

Loss from continuing operations	(833)	(595)	(1,242)
Discontinued operations, net of income taxes	(114)	(1,279)	(425)
Cumulative effect of accounting changes, net of income taxes	—	(9)	(208)

Net loss	$(947)	$(1,883)	$(1,875)

Basic and diluted loss per common share
Loss from continuing operations	$(1.30)	$(0.99)	$(2.22)
Discontinued operations, net of income taxes	(0.18)	(2.14)	(0.76)
Cumulative effect of accounting changes, net of income taxes	—	(0.02)	(0.37)

Net loss	$(1.48)	$(3.15)	$(3.35)

Basic and diluted average common shares outstanding	639	597	560

See accompanying notes.

EL PASO CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31,

	2004	2003
	(Restated)	(Restated)

ASSETS
Current assets
Cash and cash equivalents	$2,117	$1,429
Accounts and notes receivable
Customer, net of allowance of $199 in 2004 and $273 in 2003	1,388	2,039
Affiliates	133	189
Other	188	245
Inventory	168	181
Assets from price risk management activities	601	706
Margin and other deposits held by others	79	203
Assets held for sale and from discontinued operations	181	2,538
Restricted cash	180	590
Deferred income taxes	418	593
Other	179	210

Total current assets	5,632	8,923

Property, plant and equipment, at cost
Pipelines	19,418	18,563
Natural gas and oil properties, at full cost	14,968	14,689
Power facilities	1,550	1,660
Gathering and processing systems	171	334
Other	882	998

	36,989	36,244
Less accumulated depreciation, depletion and amortization	18,177	18,049

Total property, plant and equipment, net	18,812	18,195

Other assets
Investments in unconsolidated affiliates	2,614	3,409
Assets from price risk management activities	1,584	2,338
Goodwill and other intangible assets, net	428	1,082
Other	2,313	2,996

	6,939	9,825

Total assets	$31,383	$36,943

See accompanying notes.

EL PASO CORPORATION
CONSOLIDATED BALANCE SHEETS — (Continued)
(In millions, except share amounts)

	December 31,

	2004	2003
	(Restated)	(Restated)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable
Trade	$1,052	$1,552
Affiliates	21	26
Other	483	438
Short-term financing obligations, including current maturities	955	1,457
Liabilities from price risk management activities	852	734
Western Energy Settlement	44	633
Liabilities related to assets held for sale and discontinued operations	12	933
Accrued interest	333	391
Other	820	910

Total current liabilities	4,572	7,074

Long-term financing obligations, less current maturities	18,241	20,275

Other
Liabilities from price risk management activities	1,026	781
Deferred income taxes	1,312	1,558
Western Energy Settlement	351	415
Other	2,076	2,047

	4,765	4,801

Commitments and contingencies
Securities of subsidiaries
Securities of consolidated subsidiaries	367	447
Stockholders’ equity
Common stock, par value $3 per share; authorized 1,500,000,000 shares; issued 651,064,508 shares in 2004 and 639,299,156 shares in 2003	1,953	1,917
Additional paid-in capital	4,538	4,576
Accumulated deficit	(2,809)	(1,862)
Accumulated other comprehensive income (loss)	1	(40)
Treasury stock (at cost); 7,767,088 shares in 2004 and 7,097,326 shares in 2003	(225)	(222)
Unamortized compensation	(20)	(23)

Total stockholders’ equity	3,438	4,346

Total liabilities and stockholders’ equity	$31,383	$36,943

See accompanying notes.

EL PASO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,

	2004	2003	2002
	(Restated)(1)	(Restated)(1)	(Restated)(1)

Cash flows from operating activities
Net loss	$(947)	$(1,883)	$(1,875)
Less loss from discontinued operations, net of income taxes	(114)	(1,279)	(425)

Net loss before discontinued operations	(833)	(604)	(1,450)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation, depletion and amortization	1,088	1,176	1,159
Western Energy Settlement	—	94	899
Deferred income tax benefit	(32)	(614)	(685)
Cumulative effect of accounting changes	—	9	208
Loss on long-lived assets	1,108	785	181
Losses (earnings) from unconsolidated affiliates, adjusted for cash distributions	(211)	(17)	521
Other non-cash income items	447	399	255
Asset and liability changes
Accounts and notes receivable	471	2,552	(629)
Inventory	9	76	248
Change in non-hedging price risk management activities, net	191	85	1,074
Accounts payable	(295)	(2,127)	(114)
Broker and other margins on deposit with others	121	623	(257)
Broker and other margins on deposit with us	(24)	32	(647)
Western Energy Settlement liability	(626)	—	—
Other asset and liability changes
Assets	(20)	(267)	54
Liabilities	(301)	102	(139)

Cash provided by continuing activities	1,093	2,304	678
Cash provided by (used in) discontinued activities	223	25	(242)

Net cash provided by operating activities	1,316	2,329	436

Cash flows from investing activities
Additions to property, plant and equipment	(1,782)	(2,328)	(3,243)
Purchases of interests in equity investments	(34)	(33)	(299)
Cash paid for acquisitions, net of cash acquired	(47)	(1,078)	45
Net proceeds from the sale of assets and investments	1,927	2,458	2,779
Net change in restricted cash	578	(534)	(260)
Net change in notes receivable from affiliates	120	(43)	4
Other	(1)	—	22

Cash provided by (used in) continuing activities	761	(1,558)	(952)
Cash provided by (used in) discontinued activities	1,142	369	(303)

Net cash provided by (used in) investing activities	1,903	(1,189)	(1,255)

(1)	Only individual line items in cash flows from operating activities have been restated. Total cash flows from continuing operating activities, investing activities, and financing activities, as well as discontinued operations were unaffected by our restatements.
See accompanying notes.

EL PASO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In millions)

	Year Ended December 31,

	2004	2003	2002
	(Restated)(1)	(Restated)(1)	(Restated)(1)

Cash flows from financing activities
Net proceeds from issuance of long-term debt	1,300	3,633	4,294
Payments to retire long-term debt and other financing obligations	(2,306)	(2,824)	(1,777)
Net borrowings/(repayments) under revolving and other short-term credit facilities	(850)	(650)	154
Net proceeds from issuance of notes payable	—	84	—
Repayment of notes payable	(214)	(8)	(94)
Payments to minority interest and preferred interest holders	(35)	(1,277)	(861)
Issuances of common stock	73	120	1,053
Dividends paid	(101)	(203)	(470)
Other	(33)	(177)	(476)
Contributions from (distributions to) discontinued operations	1,000	394	(1,106)

Cash provided by (used in) continuing activities	(1,166)	(908)	717
Cash provided by (used in) discontinued activities	(1,365)	(394)	555

Net cash provided by (used in) financing activities	(2,531)	(1,302)	1,272

Change in cash and cash equivalents	688	(162)	453
Less change in cash and cash equivalents related to discontinued operations	—	—	10

Change in cash and cash equivalents from continuing operations	688	(162)	443
Cash and cash equivalents
Beginning of period	1,429	1,591	1,148

End of period	$2,117	$1,429	$1,591

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$1,536	$1,657	$1,291
Income tax payments (refunds)	68	23	(106)

(1)	Only individual line items in cash flows from operating activities have been restated. Total cash flows from continuing operating activities, investing activities, and financing activities, as well as discontinued operations were unaffected by our restatements.
See accompanying notes.

EL PASO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions except for per share amounts)

	For the Years Ended December 31,

	2004		2003		2002
	(Restated)		(Restated)		(Restated)

	Shares	Amount	Shares	Amount	Shares	Amount

Common stock, $3.00 par:
Balance at beginning of year	639	$1,917	605	$1,816	538	$1,615
Equity offering	—	—	—	—	52	155
Exchange of equity security units	—	—	15	45	—	—
Western Energy Settlement equity offerings	9	26	18	53	—	—
Other, net	3	10	1	3	15	46

Balance at end of year	651	1,953	639	1,917	605	1,816

Additional paid-in capital:
Balance at beginning of year		4,576		4,444		3,130
Compensation related issuances		15		8		57
Tax effects of equity plans		5		(26)		15
Equity offering		—		—		846
Exchange of equity security units		—		189		—
Conversion of FELINE PRIDESSM		—		—		423
Western Energy Settlement equity offerings		46		67		—
Dividends ($0.16 per share)		(104)		(96)		—
Other		—		(10)		(27)

Balance at end of year		4,538		4,576		4,444

Accumulated deficit (Restated):
Balance at beginning of year		(1,862)		21		2,387
Net loss		(947)		(1,883)		(1,875)
Dividends ($0.87 per share)		—		—		(491)

Balance at end of year		(2,809)		(1,862)		21

Accumulated other comprehensive income (loss)
Balance at beginning of year		(40)		(235)		(18)
Other comprehensive income (loss)		41		195		(217)

Balance at end of year		1		(40)		(235)

Treasury stock, at cost:
Balance at beginning of year	(7)	(222)	(6)	(201)	(8)	(261)
Compensation related issuances	—	9	—	—	3	79
Other	(1)	(12)	(1)	(21)	(1)	(19)

Balance at end of year	(8)	(225)	(7)	(222)	(6)	(201)

Unamortized compensation:
Balance at beginning of year		(23)		(95)		(187)
Issuance of restricted stock		(28)		(1)		(36)
Amortization of restricted stock		23		60		73
Forfeitures of restricted stock		9		15		15
Other		(1)		(2)		40

Balance at end of year		(20)		(23)		(95)

Total stockholders’ equity	643	$3,438	632	$4,346	599	$5,750

See accompanying notes.

EL PASO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,

	2004	2003	2002
	(Restated)	(Restated)	(Restated)

Net loss	$(947)	$(1,883)	$(1,875)

Foreign currency translation adjustments (net of income tax of $38 in 2004 and $51 in 2003)	11	108	(20)
Minimum pension liability accrual (net of income tax of $11 in 2004, $7 in 2003 and $20 in 2002)	(22)	11	(35)
Net gains (losses) from cash flow hedging activities:
Unrealized mark-to-market gains (losses) arising during period (net of income tax of $8 in 2004, $50 in 2003 and $53 in 2002)	22	101	(90)
Reclassification adjustments for changes in initial value to settlement date (net of income tax of $8 in 2004, $11 in 2003 and $40 in 2002)	30	(25)	(73)
Other	—	—	1

Other comprehensive income (loss)	41	195	(217)

Comprehensive loss	$(906)	$(1,688)	$(2,092)

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
     Restatements
      Overview. The financial statements in this Form 10-K/A have been restated for several matters. As originally filed in our 2004 Form 10-K, our 2002 financial statements were restated to reflect a correction in the manner in which we adopted SFAS No. 141, Business Combinations, and SFAS No. 142 Goodwill and Other Intangible Assets. Our 2003 financial statements were initially restated to record the tax benefit of our Canadian exploration and production operations as discontinued operations rather than continuing operations as originally presented. We further restated our financial statements in 2003 and restated our financial statements in 2004 to correct the accounting for currency translation adjustments (CTA) and related income taxes. Each of these restatements is explained more fully below.
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
      Income Taxes. In our discontinued Canadian exploration and production operations, we had previously recorded deferred tax benefits of $82 million in continuing operations that should have been reflected in discontinued operations. As a result, we were required to restate our 2003 financial statements, and related quarterly financial information, to reclassify this amount from continuing operations to discontinued operations. This restatement, which we originally reported in Amendment No. 1 to our 2004 Form 10-K, did not impact our reported net loss, balance sheet amounts or cash flows as of and for the year ended December 31, 2003.
      Cumulative Foreign Currency Translation Adjustments (CTA). We determined that our CTA balances contained amounts related to businesses and investments that had been previously sold or abandoned. These businesses and investments primarily included our discontinued Canadian exploration and production operations and certain of our discontinued petroleum markets activities, foreign plants in our Power segment, and certain foreign operations in our Marketing and Trading segment and in our corporate activities. The adjustment of these CTA balances also affected losses we recorded in 2004 on several of these assets and investments, including impairment charges.
      In conjunction with the revisions for CTA, we also determined that upon initially recognizing U.S. deferred income taxes on investments in certain of our foreign operations, we did not properly allocate taxes to CTA. As a result, we should have allocated additional income tax amounts to CTA in 2003 and 2004 in our discontinued Canadian exploration and production operations and on investments in Korea and Australia. These allocated amounts then impacted losses recorded on the sale of our Canadian operations and our Australian investment in 2004.
      The overall impact of these adjustments for CTA and their related tax impact was a $1 million reduction in our net loss in 2004. In 2003, the overall impact of these adjustments was a reduction in our net loss of $45 million. The income effects in both years impacted the results of both continuing and discontinued operations. As of December 31, 2004, the effect of these adjustments to total stockholders’ equity was a $1 million decrease, resulting from a decrease in accumulated deficit of $46 million and a decrease in accumulated other comprehensive income of $47 million.

      Below are the effects of the restatements related to income taxes and CTA on our income statements, balance sheets and statements of comprehensive income. We have reflected the effects of these restatements in Notes 3, 5, 6, 7, 10, 21 and 22.

	For the Year Ended December 31,

	2004		2003

	As	As	As	As	As Further
	Reported	Restated	Reported	Restated(1)	Restated(2)

	(In millions, except per share amounts)
Income Statement:
Loss on long-lived assets	$1,092	$1,108	$860	$860	$860
Operating income	206	190	405	405	405
Earnings from unconsolidated affiliates	559	546	363	363	363
Other income	189	193	203	203	203
Loss before income taxes	(777)	(802)	(1,074)	(1,074)	(1,074)
Income taxes	25	31	(551)	(469)	(479)
Loss from continuing operations	(802)	(833)	(523)	(605)	(595)
Discontinued operations, net of income taxes	(146)	(114)	(1,396)	(1,314)	(1,279)
Net loss	(948)	(947)	(1,928)	(1,928)	(1,883)
Basic and diluted loss per share:
Loss from continuing operations	$(1.25)	$(1.30)	$(0.87)	$(1.01)	$(0.99)
Discontinued operations, net of income taxes	(0.23)	(0.18)	(2.34)	(2.20)	(2.14)
Cumulative effect of accounting changes, net of income taxes	—	—	(0.02)	(0.02)	(0.02)

Net loss	$(1.48)	$(1.48)	$(3.23)	$(3.23)	$(3.15)

Statement of Comprehensive Income
Foreign currency translation adjustments	$7	$11	$159	$159	$108
Other comprehensive income	37	41	246	246	195

(1)	Amounts restated reflect the effects of reclassifying deferred income tax benefits from continuing operations to discontinued operations as originally reported in our Form 10-K/ A (Amendment No. 1) filed on April 8, 2005. This restatement is further described on page 98 under the heading Income Taxes.

(2)	Amounts further restated reflect the effects of adjusting CTA and related income taxes on certain of our foreign investments with CTA balances as further described on page 98 under the heading Cumulative Foreign Currency Translation Adjustments (CTA).

	As of December 31,

	2004		2003

	As Reported	As Restated	As Reported	As Restated

	(In millions)
Balance Sheet:
Deferred income tax assets, current	$418	$418	$592	$593
Deferred income tax liabilities, non-current	1,311	1,312	1,551	1,558
Accumulated deficit	(2,855)	(2,809)	(1,907)	(1,862)
Accumulated other comprehensive income (loss)	48	1	11	(40)
Total stockholders’ equity	3,439	3,438	4,352	4,346

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

Foreign Currency Transactions and Translation
      We record all currency transaction gains and losses in income. These gains or losses are classified in our income statement based upon the nature of the transaction that gives rise to the currency gain or loss. For sales and purchases of commodities or goods, these gains or losses are included in operating revenue or expense. These gains and losses were insignificant in 2004, 2003 and 2002. For gains and losses arising through equity investees, we record these gains or losses as equity earnings. For gains or losses on foreign denominated debt, we include these gains or losses as a component of other expense. For the years ended December 31, 2004, 2003 and 2002, we recorded net foreign currency losses of $13 million, $100 million and $91 million primarily related to currency losses on our Euro-denominated debt. The U.S. dollar is the functional currency for the majority of our foreign operations. For foreign operations whose functional currency is deemed to be other than the U.S. dollar, assets and liabilities are translated at year-end exchange rates and the translation effects are included as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. The net cumulative currency translation gain (loss) recorded in accumulated other comprehensive income was $5 million and $(6) million at December 31, 2004 and 2003. Revenues and expenses are translated at average exchange rates prevailing during the year.

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

	Year Ended December 31,

	2004	2003	2002
	(Restated)	(Restated)	(Restated)

	(In millions, except per common
	share amounts)
Net loss, as reported	$(947)	$(1,883)	$(1,875)
Add: Stock-based employee compensation expense included in reported net loss, net of taxes	14	38	47
Deduct: Total stock-based employee compensation determined under fair value-based method for all awards, net of taxes	(35)	(88)	(169)

Pro forma net loss	$(968)	$(1,933)	$(1,997)

Loss per share:
Basic and diluted, as reported	$(1.48)	$(3.15)	$(3.35)

Basic and diluted, pro forma	$(1.51)	$(3.24)	$(3.57)

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

Discontinued Operations
      International Natural Gas and Oil Production Operations. During 2004, our Canadian and certain other international natural gas and oil production operations were approved for sale. As of December 31, 2004, we have completed the sale of all of our Canadian operations and substantially all of our operations in Indonesia for total proceeds of approximately $389 million. During 2004, we recognized approximately $22 million in losses based on our decision to sell these assets. We expect to complete the sale of the remainder of these properties by mid-2005.
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

		International
		Natural Gas
		and Oil
	Petroleum	Production	Coal
	Markets	Operations	Mining	Total

	(In millions)
Operating Results Data
Year Ended December 31, 2004 (Restated)(1)
Revenues	$787	$31	$—	$818
Costs and expenses	(839)	(53)	—	(892)
Loss on long-lived assets	(36)	(22)	—	(58)
Other income	15	—	—	15
Interest and debt expense	(3)	1	—	(2)

Loss before income taxes	(76)	(43)	—	(119)
Income taxes	2	(7)	—	(5)

Loss from discontinued operations, net of income taxes	$(78)	$(36)	$—	$(114)

Year Ended December 31, 2003 (Restated)(1)
Revenues	$5,652	$88	$27	$5,767
Costs and expenses	(5,793)	(129)	(13)	(5,935)
Loss on long-lived assets	(1,404)	(89)	(9)	(1,502)
Other income	(10)	—	1	(9)
Interest and debt expense	(11)	4	—	(7)

Gain (loss) before income taxes	(1,566)	(126)	6	(1,686)
Income taxes	(262)	(150)	5	(407)

Gain (loss) from discontinued operations, net of income taxes	$(1,304)	$24	$1	$(1,279)

Year Ended December 31, 2002
Revenues	$4,788	$71	$309	$5,168
Costs and expenses	(4,916)	(172)	(327)	(5,415)
Loss on long-lived assets	(97)	(4)	(184)	(285)
Other income	20	—	5	25
Interest and debt expense	(12)	4	—	(8)

Loss before income taxes	(217)	(101)	(197)	(515)
Income taxes	16	(33)	(73)	(90)

Loss from discontinued operations, net of income taxes	$(233)	$(68)	$(124)	$(425)

(1)	For 2004, amounts related to Petroleum Markets and Canadian Natural Gas and Oil Production Operations were restated. For 2003, amounts related to Canadian Natural Gas and Oil Production Operations were restated. See Note 1 to the consolidated financial statements for a further discussion of the restatements.

		International
		Natural Gas
		and Oil
	Petroleum	Production
	Markets	Operations	Total

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

5. Loss on Long-Lived Assets
      Loss on long-lived assets from continuing operations consists of realized gains and losses on sales of long-lived assets and impairments of long-lived assets including goodwill and other intangibles. During each of the three years ended December 31, our losses on long-lived assets were as follows:

	2004		2002
	(Restated)	2003	(Restated)

	(In millions)
Net realized (gain) loss	$(16)	$69	$(259)

Asset impairments
Power
Domestic assets and restructured power contract entities	397	147	—
International assets	213	—	—
Turbines	1	33	162
Field Services
South Texas processing assets	—	167	—
North Louisiana gathering facility	—	—	66
Indian Springs processing assets	13	—	—
Goodwill impairment	480	—	—
Other	11	4	—
Production
Other	8	10	—
Corporate
Telecommunications assets	—	396	168
Other	1	34	44

Total asset impairments	1,124	791	440

Loss on long-lived assets	1,108	860	181
(Gain) loss on investments in unconsolidated affiliates (1)	(124)	176	612

Loss on assets and investments	$984	$1,036	$793

(1)	See Note 22 for a further description of these gains and losses.

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
      Our 2004 Power segment charges include a $227 million impairment on the sale of our domestic equity interests in Cedar Brakes I and II, which closed in the first quarter of 2005, a $183 million impairment of our Manaus and Rio Negro power facilities in Brazil as a result of renegotiating and extending their power purchase agreements, and a $30 million impairment on our consolidated Asian assets in connection with our decision to sell these assets. In addition, in 2004, we impaired UCF prior to its sale by $98 million and recorded impairments of $73 million related to the sales of various other power assets and turbines. Our 2003 and 2002 Power segment impairment charges were primarily a result of our planned sale of domestic power assets (including our turbines classified in long-term assets).
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
6. Other Income and Other Expenses
      The following are the components of other income and other expenses from continuing operations for each of the three years ended December 31:

	2004
	(Restated)	2003	2002

	(In millions)
Other Income
Interest income	$93	$83	$84
Allowance for funds used during construction	23	19	7
Development, management and administrative services fees on power projects from affiliates	21	18	21
Re-application of SFAS No. 71 (CIG and WIC)	—	18	—
Net foreign currency gain	13	12	—
Favorable resolution of non-operating contingent obligations	—	9	38
Gain on early extinguishment of debt	—	—	21
Other	43	44	26

Total	$193	$203	$197

	2004	2003	2002

	(In millions)
Other Expenses
Net foreign currency losses(1)	$26	$112	$91
Loss on early extinguishment of debt	12	37	—
Loss on exchange of equity security units	—	12	—
Impairment of cost basis investment(2)	—	5	56
Minority interest in consolidated subsidiaries	41	1	58
Other	20	35	34

Total	$99	$202	$239

(1)	Amounts in 2004, 2003 and 2002 were primarily related to losses on our Euro-denominated debt.
(2)	We impaired our investment in our Costañera power plant in 2002.
7. Income Taxes
      The historical financial information in this note has been restated, as further described in Note 1 of the consolidated financial statements.
      Our pretax loss from continuing operations is composed of the following for each of the three years ended December 31:

	2004	2003	2002

	(In millions)
U.S.	$(721)	$(1,330)	$(2,282)
Foreign	(81)	256	399

	$(802)	$(1,074)	$(1,883)

      The following table reflects the components of income tax expense (benefit) included in loss from continuing operations for each of the three years ended December 31:

	2004	2003	2002

	(In millions)
Current
Federal	$(15)	$36	$(15)
State	39	58	27
Foreign	39	41	32

	63	135	44

Deferred
Federal	(57)	(566)	(679)
State	(5)	(55)	(11)
Foreign	30	7	5

	(32)	(614)	(685)

Total income taxes	$31	$(479)	$(641)

      Our income taxes, included in loss from continuing operations, differs from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons for each of the three years ended December 31:

	2004	2003	2002

	(In millions, except rates)
Income taxes at the statutory federal rate of 35%	$(281)	$(376)	$(659)
Increase (decrease)
Abandonments and sales of foreign investments	14	(53)	—
Valuation allowances	18	(57)	44
Foreign income taxed at different rates	152	(21)	6
Earnings from unconsolidated affiliates where we anticipate receiving dividends	(18)	(13)	(18)
Non-deductible dividends on preferred stock of subsidiaries	9	10	10
State income taxes, net of federal income tax effect	5	5	2
Non-conventional fuel tax credits	—	—	(11)
Non-deductible goodwill impairments	139	29	—
Other	(7)	(3)	(15)

Income taxes	$31	$(479)	$(641)

Effective tax rate	(4)%	45%	34%

      The following are the components of our net deferred tax liability related to continuing operations as of December 31:

	2004	2003

	(In millions)
Deferred tax liabilities
Property, plant and equipment	$2,590	$2,112
Investments in unconsolidated affiliates	410	757
Employee benefits and deferred compensation	93	126
Price risk management activities	71	—
Regulatory and other assets	163	193

Total deferred tax liability	3,327	3,188

Deferred tax assets
Net operating loss and tax credit carryovers
U.S. federal	1,194	814
State	174	146
Foreign	35	18
Western Energy Settlement	144	400
Environmental liability	174	206
Price risk management activities	—	136
Debt	79	105
Inventory	85	91
Deferred federal tax on deferred state income tax liability	59	75
Allowance for doubtful accounts	99	75
Lease liabilities	53	—
Other	388	235
Valuation allowance	(51)	(9)

Total deferred tax asset	2,433	2,292

Net deferred tax liability	$894	$896

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
      Cumulative undistributed earnings from the remainder of our foreign subsidiaries and foreign corporate joint ventures (excluding our Asian power assets discussed above) have been or are intended to be indefinitely reinvested in foreign operations. Therefore, no provision has been made for any U.S. taxes or foreign withholding taxes that may be applicable upon actual or deemed repatriation. At December 31, 2004, the portion of the cumulative undistributed earnings from these investments on which we have not recorded U.S. income taxes was approximately $534 million. If a distribution of these earnings were to be made, we might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. However, an estimate of these taxes is not practicable. For these same reasons, we have not recorded a provision for U.S. income taxes on the foreign currency translation adjustments recorded in accumulated other comprehensive income other than $8 million included in the deferred tax liability we recorded related to our investment in our Asian power projects.
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

	Carryover Period

	2005	2006-2010	2011-2015	2016-2024	Total

	(In millions)
U.S. federal net operating loss	$—	$7	$—	$3,113	$3,120
State net operating loss	8	849	412	987	2,256
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

	Accumulated
	Other
	Comprehensive		Estimated
	Income (Loss)		Income (Loss)	Final
			Reclassification	Termination
	2004	2003	in 2005(1)	Date

Commodity cash flow hedges
Held by consolidated entities	$(23)	$(72)	$24	2012
Held by unconsolidated affiliates	(8)	13	4	2006

Total commodity cash flow hedges	(31)	(59)	28
Foreign currency cash flow hedges
Fixed rate(2)	81	58	81	2005
Undesignated(3)	(8)	(9)	(4)	2009

Total foreign currency cash flow hedges	73	49	77

Total(4)	$42	$(10)	$105

(1)	Reclassifications occur upon the physical delivery of the hedged commodity and the corresponding expiration of the hedge or if the forecasted transaction is no longer probable.
(2)	Substantially all of these amounts were reclassified into income with the repurchase of approximately €528 million of debt in March 2005.
(3)	In December 2002, we removed the hedging designation on these derivatives related to our Euro-denominated debt.

(4)	Accumulated other comprehensive income (loss) also includes $5 million and $(6) million of net cumulative currency translation adjustments and $(46) million and $(24) million of additional minimum pension liability as of December 31, 2004 and 2003. All amounts are net of taxes.

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
      Our 2002 Pipelines segment results and the amounts reported as a cumulative effect of accounting change in 2002 have been restated for errors resulting from the misinterpretation of FAS 141 and 142 upon the adoption of these standards. We have restated our 2003 segment disclosure information to adjust income taxes allocated to CTA on certain of our foreign investments with CTA balances. In 2004, our Power and Marketing and Trading segments and corporate operations have been restated to adjust the amount of losses on long-lived assets, earnings from unconsolidated affiliates and other income for certain foreign entities with CTA balances and related tax effects. See Item 8, Financial Statements and Supplementary Data, Note 1 for a further discussion of the restatements and the manner in which our business segments and other operations were affected.
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

	2004	2003	2002
	(Restated)	(Restated)	(Restated)

	(In millions)
Total EBIT	$830	$769	$(427)
Interest and debt expense	(1,607)	(1,791)	(1,297)
Distributions on preferred interests of consolidated subsidiaries	(25)	(52)	(159)
Income taxes	(31)	479	641

Loss from continuing operations	$(833)	$(595)	$(1,242)

      The following tables reflect our segment results as of and for each of the three years ended December 31:

	As of or for the Year Ended December 31, 2004

	Regulated	Non-regulated

				Marketing
				and Trading	Power	Field	Corporate(1)	Total
	Pipelines	Production		(Restated)	(Restated)	Services	(Restated)	(Restated)

	(In millions)
Revenue from external customers
Domestic	$2,554	$535	(2)	$697	$241	$1,203	$132	$5,362
Foreign	9	26	(2)	2	460	—	15	512
Intersegment revenue	88	1,174	(2)	(1,207)	94	159	(308)	—
Operation and maintenance	777	365		53	374	102	201	1,872
Depreciation, depletion, and amortization	410	548		13	54	12	51	1,088
(Gain) loss on long-lived assets	(1)	8		—	599	508	(6)	1,108
Operating income (loss)	$1,129	$726		$(562)	$(424)	$(465)	$(214)	$190
Earnings from unconsolidated affiliates	173	4		—	(249)	618	—	546
Other income	33	4		23	83	2	48	193
Other expense	(4)	—		—	(9)	(35)	(51)	(99)

EBIT	$1,331	$734		$(539)	$(599)	$120	$(217)	$830

Discontinued operations, net of income taxes	$—	$(36)		$—	$—	$—	$(78)	$(114)
Assets of continuing operations (3)
Domestic	15,930	3,714		2,372	982	686	4,424	28,108
Foreign(4)	58	366		32	2,617	—	96	3,169
Capital expenditures and investments in and advances to unconsolidated affiliates, net (5)	1,047	728		—	29	(5)	10	1,809
Total investments in unconsolidated affiliates	1,032	6		—	1,262	308	6	2,614

(1)	Includes eliminations of intercompany transactions. Our intersegment revenues, along with our intersegment operating expenses, were incurred in the normal course of business between our operating segments. We recorded an intersegment revenue elimination of $308 million and an operation and maintenance expense elimination of $25 million, which is included in the “Corporate” column, to remove intersegment transactions.
(2)	Revenues from external customers include gains and losses related to our hedging of price risk associated with our natural gas and oil production. Intersegment revenues represent sales to our Marketing and Trading segment, which is responsible for marketing our production.
(3)	Excludes assets of discontinued operations of $106 million (see Note 3).
(4)	Of total foreign assets, approximately $1.3 billion relates to property, plant and equipment and approximately $1.5 billion relates to investments in and advances to unconsolidated affiliates.
(5)	Amounts are net of third party reimbursements of our capital expenditures and returns of invested capital.

	As of or for the Year Ended December 31, 2003

	Regulated	Non-regulated

		Production		Marketing		Field		Total
	Pipelines	(Restated)		and Trading	Power	Services	Corporate(1)	(Restated)

	(In millions)
Revenue from external customers
Domestic	$2,527	$201	(2)	$1,430	$515	$1,153	$113	$5,939
Foreign	2	—		—	516	2	13	533
Intersegment revenue	118	1,940	(2)	(2,065)	145	374	(316)	196 (3)
Operation and maintenance	720	342		183	562	110	93	2,010
Depreciation, depletion, and amortization	386	576		25	91	31	67	1,176
Western Energy Settlement	127	—		(25)	—	—	2	104
(Gain) loss on long-lived assets	(10)	5		(3)	185	173	510	860
Operating income (loss)	$1,063	$1,073		$(819)	$(13)	$(193)	$(706)	$405
Earnings (losses) from unconsolidated affiliates	119	13		—	(91)	329	(7)	363
Other income	57	5		12	90	—	39	203
Other expense	(5)	—		(2)	(14)	(3)	(178)	(202)

EBIT	$1,234	$1,091		$(809)	$(28)	$133	$(852)	$769

Discontinued operations, net of income taxes	$—	$24		$—	$—	$—	$(1,303)	$(1,279)
Cumulative effect of accounting changes, net of income taxes	(4)	(3)		—	—	(2)	—	(9)
Assets of continuing operations(4)
Domestic	15,659	3,459		2,661	3,897	1,990	3,890	31,556
Foreign	27	308		5	3,102	—	141	3,583
Capital expenditures and investments in and advances to unconsolidated affiliates, net(5)	837	1,300		(1)	1,083	(15)	89	3,293
Total investments in unconsolidated affiliates	1,018	79		—	1,652	655	5	3,409

(1)	Includes eliminations of intercompany transactions. Our intersegment revenues, along with our intersegment operating expenses, were incurred in the normal course of business between our operating segments. We recorded an intersegment revenue elimination of $316 million and an operation and maintenance expense elimination of $59 million, which is included in the “Corporate” column, to remove intersegment transactions.
(2)	Revenues from external customers include gains and losses related to our hedging of price risk associated with our natural gas and oil production. Intersegment revenues represent sales to our Marketing and Trading segment, which is responsible for marketing our production.
(3)	Relates to intercompany activities between our continuing operations and our discontinued operations.
(4)	Excludes assets of discontinued operations of $1.8 billion (see Note 3).
(5)	Amounts are net of third party reimbursements of our capital expenditures and returns of invested capital. Our Power Segment Includes $1 billion to acquire remaining interest in Chaparral and Gemstone (see Note 2).

	As of or for the Year Ended December 31, 2002

	Regulated	Non-regulated

	Pipelines		Marketing		Field		Total
	(Restated)	Production	and Trading	Power	Services	Corporate(1)	(Restated)

	(In millions)
Revenue from external customers
Domestic	$2,389	$308 (2)	$926	$1,268	$1,145	$97	$6,133
Foreign	3	—	(41)	361	3	79	405
Intersegment revenue	218	1,623 (2)	(2,209)	43	881	(213)	343
Operation and maintenance	752	368	173	520	179	99	2,091
Depreciation, depletion, and amortization	374	601	11	45	56	72	1,159
Western Energy Settlement	412	—	487	—	—	—	899
(Gain) loss on long-lived assets	(13)	(1)	—	160	(179)	214	181
Operating income (loss)	$788	$803	$(1,993)	$352	$273	$(394)	$(171)
Earnings (losses) from unconsolidated affiliates	10	7	—	(256)	18	7	(214)
Other income	34	1	19	40	3	100	197
Other expense	(4)	(3)	(3)	(124)	(5)	(100)	(239)

EBIT	$828	$808	$(1,977)	$12	$289	$(387)	$(427)

Discontinued operations, net of income taxes	$—	$(68)	$—	$—	$—	$(357)	$(425)
Cumulative effect of accounting changes, net of income taxes	—	—	(222)	14	—	—	(208)
Assets of continuing operations (4)
Domestic	14,727	3,495	5,568	2,759	2,714	4,265	33, 528
Foreign	59	208	844	2,485	14	277	3,887
Capital expenditures and investments in and advances to unconsolidated affiliates, net (5)	1,075	2,114	47	91	187	48	3,562
Total investments in unconsolidated affiliates	992	87	—	2,725	922	23	4,749

(1)	Includes eliminations of intercompany transactions. Our intersegment revenues, along with our intersegment operating expenses, were incurred in the normal course of business between our operating segments. We recorded an intersegment revenue elimination of $213 million and an operation and maintenance expense elimination of $41 million, which is included in the “Corporate” column, to remove intersegment transactions.
(2)	Revenues from external customers include gains and losses related to our hedging of price risk associated with our natural gas and oil production. Intersegment revenues represent sales to our Marketing and Trading segment, which is responsible for marketing our production.
(3)	Relates to intercompany activities between our continuing operations and our discontinued operations.
(4)	Excludes assets of discontinued operations of $4.5 billion (see Note 3).
(5)	Amounts are net of third party reimbursements of our capital expenditures and returns of invested capital.

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

							Earnings from
	Net Ownership				Investment		Unconsolidated Affiliates
	Interest
						2003	2004		2002
	2004		2003		2004	(Restated)	(Restated)	2003	(Restated)

	(Percent)				(In millions)		(In millions)
Domestic:
Citrus	50		50		$589	$593	$65	$43	$43
Enterprise Products Partners(1)	—	(1)	—		257	—	6	—	—
GulfTerra Energy Partners(1)	—		—	(1)	—	599	601	419	69
Midland Cogeneration Venture(2)	44		44		191	348	(171)	29	28
Great Lakes Gas Transmission(3)	50		50		316	325	65	57	63
Javelina	40		40		45	40	15	(2)	—
Milford(4)	—		—		—	—	(1)	(88)	(22)
Bastrop Company(5)	—		50		—	73	(1)	(48)	(5)
Mobile Bay Processing(5)	—		42		—	11	—	(48)	(2)
Blue Lake Gas Storage(6)	—		75		—	30	—	9	8
Chaparral Investors (Electron)(7)	—		—		—	—	—	(207)	(62)
Linden Venture L.P. (East Coast Power)	—		—		—	—	—	65	—
Dauphin Island(5)	—		15		—	—	—	(40)	(1)
Alliance Pipeline Limited Partnership(4)	—		—		—	—	—	—	25
CE Generation(4)	—		—		—	—	—	—	(52)
Aux Sable NGL	—		—		—	—	—	—	(50)
Other Domestic Investments	various		various		136	137	26	26	29

Total domestic					1,534	2,156	605	215	71

Foreign:
Korea Independent Energy Corporation	50		50		176	145	22	29	24
Araucaria Power(8)	60		60		186	181	—	—	—
EGE Itabo	25		25		88	87	1	1	(2)
Bolivia to Brazil Pipeline	8		8		86	66	24	17	2
EGE Fortuna	25		25		65	59	6	3	5
Meizhou Wan Generating	26		25		52	63	(14)	8	(20)
Enfield Power(9)	25		25		51	55	1	3	(3)
Aguaytia Energy	24		24		39	51	(5)	4	3
San Fernando Pipeline	50		50		46	41	13	5	—
Habibullah Power(10)	50		50		20	48	(46)	(3)	10
Gasoducto del Pacifico Pipeline	22		22		33	37	4	3	(2)
Samalayuca(11)	50		50		35	24	5	3	21
Saba Power Company	94		94		7	59	(51)	4	7
Australian Pipelines(5)	—		33		—	38	4	(3)	(142)
UnoPaso(6)	—		50		—	73	4	14	6
Diamond Power (Gemstone)(7)	—		—		—	—	—	17	109
CAPSA(4)	—		—		—	—	—	24	(262)
PPN(12)	26		26		—	—	—	—	(50)
Agua del Cajon(4)	—		—		—	—	—	—	(24)
Other Foreign Investments(10)	various		various		196	226	(27)	19	33

Total foreign					1,080	1,253	(59)	148	(285)

Total investments in unconsolidated affiliates					$2,614	$3,409

Total earnings (losses) from unconsolidated affiliates							$546	$363	$(214)

(1)	As of December 31, 2003, we owned an effective 50 percent interest in the one percent general partner of GulfTerra, approximately 17.8 percent of the partnership’s common units and all of the outstanding Series C units. During 2004 we sold our remaining interest in GulfTerra to Enterprise for cash and equity interests in Enterprise and recognized a $507 million gain. As of December 31, 2004, our ownership consisted of a 9.9 percent interest in the two percent general partner of Enterprise and approximately 3.7 percent of Enterprise’s common units. In January 2005, we sold all of these remaining interests to Enterprise. For a further discussion of our interests in GulfTerra and Enterprise, see page 165.
(2)	Our ownership interest consists of a 38.1 percent general partner interest and 5.4 percent limited partner interest.
(3)	Includes a 47 percent general partner interest in Great Lakes Gas Transmission Limited Partnership and a 3 percent limited partner interest through our ownership in Great Lakes Gas Transmission Company.
(4)	In 2003 we completed the sale or transfer of our interest in this investment.
(5)	In 2004 we completed the sale of our interest in this investment.
(6)	Consolidated in 2004.
(7)	This investment was consolidated in 2003.
(8)	Our investment in Araucaria Power was included in Diamond Power (Gemstone) prior to 2003.
(9)	We have signed an agreement to sell our interest in the project and expect to close the transaction in the first half of 2005.

(10)	As of December 31, 2004 and 2003, we also had outstanding advances of $64 million and $90 million related to our investment in Habibullah Power. We also had other outstanding advances of $318 million and $327 million related to our other foreign investments as of December 31, 2004 and 2003, of which $307 million and $290 million are related to our investment in Porto Velho.
(11)	Consists of investments in a power facility and pipeline. In 2002, we sold our investment in the power facility.
(12)	Impaired in 2002 due to our inability to recover our investment. Earnings generated in 2003 and 2004 did not improve the recoverability of this investment. We sold our interest in March 2005.

     Our impairment charges and gains and losses on sales of equity investments that are included in earnings (losses) from unconsolidated affiliates during 2004, 2003 and 2002 consisted of the following:

	Pre-tax
Investment	Gain (Loss)	Cause of Impairments or Gain (Loss)

	(In millions)
2004 (Restated)
Gain on sale of interests in GulfTerra(1)	$507	Sale of investment
Asian power investments(2)	(182)	Anticipated sales of investments
Midland Cogeneration Venture	(161)	Decline in investment’s fair value based on increased fuel costs
Power investments held for sale	(49)	Anticipated sales of investments
Net gain on domestic power investment sales (3)	7	Sales of power investments
Other	2

Total	$124

2003
Gain on sale of interests in GulfTerra(4)	$266	Sale of various investment interests in GulfTerra
Chaparral Investors (Electron)	(207)	Decline in the investment’s fair value based on developments in our power business and the power industry
Milford power facility(5)	(88)	Transfer of ownership to lenders
Dauphin Island Gathering/Mobile Bay Processing	(86)	Decline in the investments’ fair value based on the devaluation of the underlying assets
Bastrop Company	(43)	Decision to sell investment
Linden Venture, L.P.(East Coast Power)	(22)	Sale of investment in East Coast Power
Other investments	4

Total	$(176)

2002 (Restated)
CAPSA/CAPEX	$(262)	Weak economic conditions in Argentina
EPIC Australia	(141)	Regulatory difficulties and the decision to discontinue further capital investment
CE Generation	(74)	Sale of investment
Aux Sable NGL	(47)	Sale of investment
Agua del Cajon	(24)	Weak economic conditions in Argentina
PPN	(41)	Loss of economic fuel supply and payment default
Meizhou Wan Generating	(7)	Weak economic conditions in China
Other investments	(16)

Total	$(612)

(1)	In September 2004, in connection with the closing of the merger between GulfTerra and Enterprise, we sold to affiliates of Enterprise substantially all of our interests in GulfTerra. See further discussion of GulfTerra beginning on page 165.
(2)	Includes impairments of our investments in Korea Independent Energy Corporation, Meizhou Wan Generating, Habibullah Power, Saba Power Company and several other foreign power investments.
(3)	Includes a loss on the sale of Bastrop Company and gains on the sale of several other domestic investments.

(4)	In 2003, we sold 50 percent of the equity of our consolidated subsidiary that holds our 1 percent general partner interest. This was recorded as minority interest in our balance sheet.
(5)	In December 2003, we transferred our ownership interest in Milford to its lenders in order to terminate all of our obligations associated with Milford.

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
      As described in Note 1, the Company has restated its 2002, 2003 and 2004 consolidated financial statements.
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
Internal Control Over Financial Reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A that El Paso Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over (1) access to financial application programs and data in certain information technology environments, (2) account reconciliations and (3) identification, capture and communication of financial data used in accounting for non-routine transactions or activities. Management’s assessment was based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

1.	Access to Financial Application Programs and Data. At December 31, 2004, the Company did not maintain effective controls over access to financial application programs and data at each of its operating segments. Internal control deficiencies were identified with respect to inadequate design of and compliance with security access procedures related to identifying and monitoring conflicting roles (i.e., segregation of duties) and lack of independent monitoring of access to various systems by information technology staff, as well as certain users with accounting and reporting responsibilities who also have security administrator access to financial and reporting systems to perform their responsibilities. These control deficiencies did not result in an adjustment to the 2004 interim or annual consolidated financial statements. However, these control deficiencies could result in a misstatement of a number of the Company’s financial statement accounts, including accounts receivable, property, plant and equipment, accounts payable, revenue, price risk management assets and liabilities, and potentially others, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, these control deficiencies constitute a material weakness.

2.	Account Reconciliations. At December 31, 2004, the Company did not maintain effective controls over the preparation and review of account reconciliations related to accounts such as prepaid insurance, accounts receivable, other assets and taxes other than income taxes. Specifically, instances were identified in the Power and Marketing and Trading businesses where (1) account balances were not properly reconciled and (2) there was not consistent communication of reconciling differences within the organization to allow for adequate accumulation and resolution of reconciling items. Instances were also noted where accounts were not being reconciled and reviewed by individuals with adequate accounting experience and training. These control deficiencies resulted in adjustments impacting the fourth quarter of 2004 financial statements. Furthermore, these control deficiencies could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, these control deficiencies constitute a material weakness.

3.	Identification, Capture and Communication of Financial Data Used in Accounting for Non-Routine Transactions or Activities. At December 31, 2004, the Company did not maintain effective controls related to identification, capture and communication of financial data used for accounting for non-routine transactions or activities. Control deficiencies were identified related to the identification, capture and validation of pertinent information necessary to ensure the timely and accurate recording of non-routine transactions or activities, primarily related to accounting for investments in unconsolidated affiliates, determining impairment of long-lived assets, and accounting for divestitures. These control deficiencies resulted in (a) the restatement of the 2002 consolidated financial statements, (b) the restatement of the 2003 consolidated financial statements and related 2003 fourth quarter financial information as described in the fifth paragraph of Note 1 as previously reported in the Company’s April 8, 2005 Form 10-K/A, (c) the restatement of the 2003 and 2004 consolidated financial statements and related 2003 fourth quarter and 2004 first, second and fourth quarter information as described in the sixth paragraph of Note 1 as reported in this Form 10-K/A and (d) adjustments to the financial statements for the fourth quarter of 2004. Furthermore, these control deficiencies could result in a material misstatement in the aforementioned accounts that would result in a misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly these control deficiencies constitute a material weakness.

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

      Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the material weaknesses described in items 1, 2 and 3 above. In connection with the restatement of the Company’s consolidated financial statements described in the fifth paragraph of Note 1 to the consolidated financial statements, management has determined that the restatement was an additional effect of the material weakness described in item 3 above. Additionally, in connection with the restatement of the Company’s consolidated financial statements described in the sixth paragraph of Note 1 to the consolidated financial statements, management has determined that the restatement was an additional effect of the material weaknesses described in item 3 above. Accordingly, these restatements did not affect management’s assessment or our opinions on internal control over financial reporting.
PricewaterhouseCoopers LLP
Houston, Texas
March 25, 2005, except for the
restatement described in the fifth paragraph
of Note 1 to the consolidated financial
statements and the matter described in the
penultimate paragraph of Management’s Report on
Internal Control over Financial Reporting, as to
which the date is April 8, 2005, and except for
the restatement described in the sixth paragraph
of Note 1 to the consolidated financial
statements and the matters described in the
penultimate paragraph of Management’s Report on
Internal Control Over Financial Reporting, as to
which the date is June 15, 2005

Supplemental Selected Quarterly Financial Information (Unaudited)
      Financial information by quarter is summarized below.

	Quarters Ended

	March 31	June 30	September 30	December 31	Total

	(Restated)(2)	(Restated)(2)		(Restated)(2)
	(In millions, except per common share amounts)
2004
Operating revenues	$1,557	$1,524	$1,429	$1,364	$5,874
Loss on long-lived assets	238	17	582	271	1,108
Operating income (loss)	189	370	(355)	(14)	190
Income (loss) from continuing operations	$(119)	$34	$(202)	$(546)	$(833)
Discontinued operations, net of income taxes(1)	(77)	(29)	(12)	4	(114)

Net income (loss)	$(196)	$5	$(214)	$(542)	$(947)

Basic and diluted earnings per common share
Income (loss) from continuing operations	$(0.19)	$0.05	$(0.31)	$(0.86)	$(1.30)
Discontinued operations, net of income taxes	(0.12)	(0.04)	(0.02)	0.01	(0.18)

Net income (loss)	$(0.31)	$0.01	$(0.33)	$(0.85)	$(1.48)

	Quarters Ended

	March 31	June 30	September 30	December 31	Total

				(Restated)(2)
	(In millions, except per common share amounts)
2003
Operating revenues	$1,828	$1,569	$1,714	$1,557	$6,668
Loss on long-lived assets	14	395	54	397	860
Western Energy Settlement	—	123	(20)	1	104
Operating income (loss)	264	(272)	481	(68)	405
Income (loss) from continuing operations	$(207)	$(297)	$65	$(156)	$(595)
Discontinued operations, net of income taxes(1)	(215)	(939)	(41)	(84)	(1,279)
Cumulative effect of accounting changes, net of income taxes	(9)	—	—	—	(9)

Net income (loss)	$(431)	$(1,236)	$24	$(240)	$(1,883)

Basic and diluted earnings per common share
Income (loss) from continuing operations	$(0.34)	$(0.50)	$0.11	$(0.26)	$(0.99)
Discontinued operations, net of income taxes	(0.36)	(1.57)	(0.07)	(0.14)	(2.14)
Cumulative effect of accounting changes, net of income taxes	(0.02)	—	—	—	(0.02)

Net income (loss)	$(0.72)	$(2.07)	$0.04	$(0.40)	$(3.15)

(1)	Our petroleum markets operations, our Canadian and certain other international natural gas and oil production operations, and our coal mining operations are classified as discontinued operations (See Note 3 for further discussion).

(2)	The table below reflects the amounts we originally reported in our Form 10-K filed on March 28, 2005. Items indicated with a (*) were not restated. See Note 1 to the consolidated financial statements for a further discussion of these restatements and the impact on each annual period.

	Quarters Ended

	March 31,	June 30,	December 31,	December 31,
	2004	2004	2004	2003

	(In millions, except per common share amounts)
Loss on long-lived assets	$222	*	*	*
Operating income (loss)	205	*	*	*
Income (loss) from continuing operations	(97)	$45	$(548)	$(84)
Discontinued operations, net of income taxes	(109)	*	*	(201)
Net income (loss)	(206)	16	(544)	(285)
Basic and diluted earnings per common share
Income (loss ) from continuing operations	$(0.15)	$0.07	*	$(0.14)
Discontinued operations, net of income taxes	(0.17)	*	*	(0.33)
Net income (loss)	$(0.32)	$0.03	*	$(0.47)

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
      Capitalized costs relating to natural gas and oil producing activities and related accumulated depreciation, depletion and amortization were as follows at December 31 (in millions):

	United
	States	Brazil	Worldwide

2004
Natural gas and oil properties:
Costs subject to amortization(1)	$14,211	$337	$14,548
Costs not subject to amortization	308	112	420

	14,519	449	14,968
Less accumulated depreciation, depletion and amortization	11,130	138	11,268

Net capitalized costs	$3,389	$311	$3,700

FAS143 abandonment liability	$252	$4	$256

2003
Natural gas and oil properties:
Costs subject to amortization(1)	$14,052	$146	$14,198
Costs not subject to amortization	371	117	488

	14,423	263	14,686
Less accumulated depreciation, depletion and amortization	11,216	58	11,274

Net capitalized costs	$3,207	$205	$3,412

FAS 143 abandonment liability	$210	$—	$210

(1)	As of January 1, 2003, we adopted SFAS No. 143, which is further discussed in Note 1. Included in our costs subject to amortization at December 31, 2004 and 2003 are SFAS No. 143 asset values of $154 million and $124 million for the United States and $3 million and $0.2 million for Brazil.
     Costs incurred in natural gas and oil producing activities, whether capitalized or expensed, were as follows at December 31 (in millions):

	United
	States	Brazil	Worldwide

2004
Property acquisition costs
Proved properties	$33	$69	$102
Unproved properties	32	3	35
Exploration costs(1)	185	25	210
Development costs(1)	395	1	396

Costs expended in 2004	645	98	743
Asset retirement obligation costs	30	3	33

Total costs incurred	$675	$101	$776

	United
	States	Brazil	Worldwide

2003
Property acquisition costs
Proved properties	$10	$—	$10
Unproved properties	35	4	39
Exploration costs(1)	467	95	562
Development costs(1)	668	—	668

Costs expended in 2003	1,180	99	1,279
Asset retirement obligation costs(2)	124	—	124

Total costs Incurred	$1,304	$99	$1,403

2002
Property acquisition costs
Proved properties	$362	$—	$362
Unproved properties	29	9	38
Exploration costs	524	45	569
Development costs	1,242	—	1,242

Total costs incurred	$2,157	$54	$2,211

(1)	Excludes approximately $110 million and $130 million that was paid in 2004 and 2003 under net profits agreements described beginning on page 179.

(2)	In January 2003, we adopted SFAS No. 143, which is further discussed in Note 1. The cumulative effect of adopting SFAS No. 143 was $3 million.
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

	Natural Gas (in Bcf)

	United
	States	Brazil	Worldwide

Net proved developed and undeveloped reserves(1)
January 1, 2002	2,799	—	2,799
Revisions of previous estimates	(155)	—	(155)
Extensions, discoveries and other	829	—	829
Purchases of reserves in place	142	—	142
Sales of reserves in place	(657)	—	(657)
Production	(470)	—	(470)

December 31, 2002	2,488	—	2,488
Revisions of previous estimates	(24)	—	(24)
Extensions, discoveries and other	405	—	405
Purchases of reserves in place	2	—	2
Sales of reserves in place(2)	(471)	—	(471)
Production	(339)	—	(339)

December 31, 2003	2,061	—	2,061
Revisions of previous estimates	(172)	—	(172)
Extensions, discoveries and other	79	38	117
Purchases of reserves in place	15	38	53
Sales of reserves in place(2)	(21)	—	(21)
Production	(238)	(7)	(245)

December 31, 2004	1,724	69	1,793

Proved developed reserves
December 31, 2002	1,799	—	1,799
December 31, 2003	1,428	—	1,428
December 31, 2004	1,287	54	1,341

(1)	Net proved reserves exclude royalties and interests owned by others and reflects contractual arrangements and royalty obligations in effect at the time of the estimate.

(2)	Sales of reserves in place include 20,729 MMcf and 28,779 MMcf of natural gas conveyed to third parties under net profits agreements in 2004 and 2003 as described beginning on page 179.

	Oil and Condensate (in MBbls)

	United
	States	Brazil	Worldwide

Net proved developed and undeveloped reserves(1)
January 1, 2002	45,153	—	45,153
Revisions of previous estimates	1,552	—	1,552
Extensions, discoveries and other	7,921	—	7,921
Purchases of reserves in place	62	—	62
Sales of reserves in place	(3,754)	—	(3,754)
Production	(12,580)	—	(12,580)

December 31, 2002	38,354	—	38,354
Revisions of previous estimates	895	—	895
Extensions, discoveries and other	5,000	20,543	25,543
Purchases of reserves in place	5	—	5
Sales of reserves in place(2)	(4,328)	—	(4,328)
Production	(7,555)	—	(7,555)

December 31, 2003	32,371	20,543	52,914
Revisions of previous estimates	(999)	252	(747)
Extensions, discoveries and other	2,214	1,848	4,062
Purchases of reserves in place	—	1,848	1,848
Sales of reserves in place(2)	(1,276)	—	(1,276)
Production	(4,979)	(320)	(5,299)

December 31, 2004	27,331	24,171	51,502

Proved developed reserves
December 31, 2002	28,554	—	28,554
December 31, 2003	22,821	—	22,821
December 31, 2004	19,641	2,613	22,254

(1)	Net proved reserves exclude royalties and interests owned by others and reflects contractual agreements and royalty obligations in effect at the time of the estimate.

(2)	Sales of reserves in place include 1,276 MBbl and 1,098 MBbl of liquids conveyed to third parties under net profits agreements in 2004 and 2003 as described beginning on page 179.

	NGL (in MBbls)

	United
	States	Brazil	Worldwide

Net proved developed and undeveloped reserves(1)
January 1, 2002	28,874	—	28,874
Revisions of previous estimates	(2,289)	—	(2,289)
Extensions, discoveries and other	6,820	—	6,820
Purchases of reserves in place	—	—	—
Sales of reserves in place	(7,916)	—	(7,916)
Production	(3,882)	—	(3,882)

December 31, 2002	21,607	—	21,607
Revisions of previous estimates	(2,717)	—	(2,717)
Extensions, discoveries and other	1,795	—	1,795
Purchases of reserves in place	27	—	27
Sales of reserves in place(2)	(504)	—	(504)
Production	(4,223)	—	(4,223)

December 31, 2003	15,985	—	15,985
Revisions of previous estimates	724	—	724
Extensions, discoveries and other	58	—	58
Purchases of reserves in place	—	—	—
Sales of reserves in place(2)	(47)	—	(47)
Production	(3,519)	—	(3,519)

December 31, 2004	13,201	—	13,201

Proved developed reserves
December 31, 2001	17,526	—	17,526
December 31, 2002	14,088	—	14,088
December 31, 2003	11,943	—	11,943

(1)	Net proved reserves exclude royalties and interests owned by others and reflects contractual agreements and royalty obligations in effect at the time of the estimate.
(2)	Sales of reserves in place include 47 MBbl and 194 MBbl of NGL conveyed to third parties under net profits agreements in 2004 and 2003 as described below.
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
Management’s Report on Internal Control Over Financial Reporting (as restated)
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
      (1) Access to Financial Application Programs and Data. At December 31, 2004, we did not maintain effective controls over access to financial application programs and data at each of our operating segments. Specifically, we identified internal control deficiencies with respect to inadequate design of and compliance with our security access procedures related to identifying and monitoring conflicting roles (i.e., segregation of duties) and a lack of independent monitoring of access to various systems by our information technology staff, as well as certain users that require unrestricted security access to financial and reporting systems to perform their responsibilities. These control deficiencies did not result in an adjustment to the 2004 interim or annual consolidated financial statements. However, these control deficiencies could result in a misstatement of a number of our financial statement accounts, including accounts receivable, property, plant and equipment, accounts payable, revenue, operating expenses, risk management assets and liabilities, and potentially others, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.
      (2) Account Reconciliations. At December 31, 2004, we did not maintain effective controls over the preparation and review of account reconciliations related to accounts such as prepaid insurance, accounts receivable, other assets and liabilities and taxes other than income taxes. Specifically, we found various instances in our Power and Marketing and Trading businesses where (1) account balances were not properly reconciled and (2) there was not consistent communication of reconciling differences within the organization to allow for adequate accumulation and resolution of reconciling items. We also found instances within the company where accounts were not being reconciled and reviewed by individuals with adequate accounting experience and training. These control deficiencies resulted in adjustments impacting the fourth quarter 2004 financial information. Furthermore, these control deficiencies could result in a misstatement to the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.
      (3) Identification, Capture and Communication of Financial Data Used in Accounting for Non-Routine Transactions or Activities. At December 31, 2004, we did not maintain effective controls related to identification, capture and communication of financial data used for accounting for non-routine transactions or activities. We identified control deficiencies related to the identification, capture and validation of pertinent information necessary to ensure the timely and accurate recording of non-routine transactions or activities, primarily related to accounting for investments in unconsolidated affiliates, determining impairment amounts, and accounting for divestiture of assets. These control deficiencies resulted in a) the restatement of our 2002 consolidated financial statements b) the restatement of our 2003 consolidated financial statements and restated 2003 fourth quarter information as described in the fifth paragraph of Note 1 as previously reported in our April 8, 2005 Form 10-K/A, c) the restatement of our 2003 and 2004 consolidated financial statements and restated 2003 fourth quarter and 2004 first, second and fourth quarter financial information as described in the sixth paragraph of Note 1 as reported in this Form 10-K/A and d) adjustments to the consolidated financial statements for the fourth quarter of 2004. Furthermore, these control deficiencies could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.
      Because of the material weaknesses described above, management has concluded that, as of December 31, 2004, we did not maintain effective internal control over financial reporting, based on the criteria established in Internal Control — Integrated Framework issued by the COSO.
      Management previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, because of the material weaknesses described in paragraphs (1), (2) and (3) above. In connection with the restatements of the Company’s consolidated financial statements described in the fifth paragraph of Note 1 to the consolidated financial statements, management has determined that the restatement was an additional effect of the material weaknesses described in item (3) above. Additionally, in connection with the restatement of the Company’s consolidated financial statements described in the sixth paragraph of Note 1 to the consolidated financial statements, management has determined that the restatement was an additional effect of the material weaknesses described in 3 above. Accordingly, these restatements do not affect the previous conclusion stated in our report on internal control over financial reporting.
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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, El Paso Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of June, 2005.

EL PASO CORPORATION
Registrant

By	/s/ Douglas L. Foshee

Douglas L. Foshee
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of El Paso Corporation and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Douglas L. Foshee Douglas L. Foshee	President, Chief Executive Officer and Director (Principal Executive Officer)	June 15, 2005

/s/ D. Dwight Scott D. Dwight Scott	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	June 15, 2005

/s/ Jeffrey I. Beason Jeffrey I. Beason	Senior Vice President and Controller (Principal Accounting Officer)	June 15, 2005

/s/ Ronald L. Kuehn, Jr. Ronald L. Kuehn, Jr.	Chairman of the Board	June 15, 2005

Juan Carlos Braniff	Director	June 15, 2005

James L. Dunlap	Director	June 15, 2005

/s/ Robert W. Goldman Robert W. Goldman	Director	June 15, 2005

/s/ Anthony W. Hall, Jr. Anthony W. Hall, Jr.	Director	June 15, 2005

/s/ Thomas R. Hix Thomas R. Hix	Director	June 15, 2005

Signature	Title	Date

/s/ William H. Joyce William H. Joyce	Director	June 15, 2005
/s/ J. Michael Talbert J. Michael Talbert	Director	June 15, 2005
Robert F. Vagt	Director	June 15, 2005

John L. Whitmire	Director	June 15, 2005

/s/ Joe B. Wyatt Joe B. Wyatt	Director	June 15, 2005

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