Form 10-Q/A
period 2005-03-31
EL PASO CORP/DE
filed 2005-06-16
CIK 1066107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

i

EXPLANATORY NOTE
      This Form 10-Q/A (Amendment No. 1) is being filed to reflect adjustments in income from continuing operations and discontinued operations for the quarter ended March 31, 2004, resulting from errors in the accounting and reporting for foreign currency translation adjustments (CTA) and the related tax effects. There were no changes in reported operating cash flows in any period. We identified the accounting and reporting errors during the process of remediating the material weakness in internal control over financial reporting reported in our Form 10-K for the year ended December 31, 2004, as amended.
      Following a review of this matter, we determined that balances in CTA contained amounts related to businesses and investments that had previously been sold or abandoned. These balances should have been reclassified to earnings upon the sale or abandonment of these entities. The adjustment of these CTA balances affected losses we recorded on several of these assets and investments including impairment charges. In addition, we determined that upon initially recognizing U.S. deferred income taxes on our investment in certain foreign operations, we did not properly allocate taxes to CTA.
      The income statement impact of these adjustments for the first quarter of 2004 was a $10 million reduction in our net loss. The income effects impacted the results of both continuing and discontinued operations. As of December 31, 2004, the overall effect of the restatement on total stockholders’ equity, which includes the adjustments made for the first quarter of 2004 and in subsequent quarters of 2004, was a decrease of $1 million. The effects of these restatements have been reflected in our March 31, 2005 balance sheet.
      The restatement affects disclosures and tabular amounts in Item 1, Financial Statements and Supplementary Data; Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Item 4, Control and Procedures.

ii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EL PASO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per common share amounts)
(Unaudited)

	Quarter Ended
	March 31,

		2004
	2005	(Restated)

Operating revenues	$1,208	$1,557

Operating expenses
Cost of products and services	148	390
Operation and maintenance	448	401
Depreciation, depletion and amortization	281	275
Loss on long-lived assets	21	238
Taxes, other than income taxes	72	64

	970	1,368

Operating income	238	189
Earnings from unconsolidated affiliates	190	87
Other income, net	33	44
Interest and debt expense	(350)	(423)
Distributions on preferred interests of consolidated subsidiaries	(6)	(6)

Income (loss) before income taxes	105	(109)
Income taxes	(3)	10

Income (loss) from continuing operations	108	(119)
Discontinued operations, net of income taxes	(2)	(77)

Net income (loss)	$106	$(196)

Basic and diluted income (loss) per common share
Income (loss) from continuing operations	$0.17	$(0.19)
Discontinued operations, net of income taxes	—	(0.12)

Net income (loss) per common share	$0.17	$(0.31)

Basic average common shares outstanding	640	638

Diluted average common shares outstanding	642	638

Dividends declared per common share	$0.04	$0.04

See accompanying notes.

EL PASO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	March 31,	December 31,
	2005	2004
	(Restated)	(Restated)

ASSETS
Current assets
Cash and cash equivalents	$1,651	$2,117
Accounts and notes receivable
Customers, net of allowance of $199 in 2005 and 2004	1,285	1,388
Affiliates	73	133
Other	193	188
Inventory	137	168
Assets from price risk management activities	740	601
Assets held for sale and from discontinued operations	147	181
Deferred income taxes	670	418
Other	386	438

Total current assets	5,282	5,632

Property, plant and equipment, at cost
Pipelines	19,405	19,418
Natural gas and oil properties, at full cost	15,485	14,968
Power facilities	1,058	1,550
Gathering and processing systems	168	171
Other	609	882

	36,725	36,989
Less accumulated depreciation, depletion and amortization	17,814	18,177

Total property, plant and equipment, net	18,911	18,812

Other assets
Investments in unconsolidated affiliates	2,403	2,614
Assets from price risk management activities	1,205	1,584
Goodwill and other intangible assets, net	429	428
Other	2,305	2,313

	6,342	6,939

Total assets	$30,535	$31,383

See accompanying notes.

EL PASO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(In millions, except share amounts)
(Unaudited)

	March 31,	December 31,
	2005	2004
	(Restated)	(Restated)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable
Trade	$851	$1,052
Affiliates	66	21
Other	472	483
Short-term financing obligations, including current maturities	850	955
Liabilities from price risk management activities	1,196	852
Western Energy Settlement	442	44
Accrued interest	313	333
Other	766	832

Total current liabilities	4,956	4,572

Long-term financing obligations, less current maturities	16,927	18,241

Other
Liabilities from price risk management activities	1,339	1,026
Deferred income taxes	1,629	1,312
Western Energy Settlement	—	351
Other	1,997	2,076

	4,965	4,765

Commitments and contingencies
Securities of subsidiaries	365	367

Stockholders’ equity
Common stock, par value $3 per share; authorized 1,500,000,000 shares; issued 651,097,680 shares in 2005 and 651,064,508 shares in 2004	1,953	1,953
Additional paid-in capital	4,513	4,538
Accumulated deficit	(2,703)	(2,809)
Accumulated other comprehensive income (loss)	(198)	1
Treasury stock (at cost); 8,161,454 shares in 2005 and 7,767,088 shares in 2004	(230)	(225)
Unamortized compensation	(13)	(20)

Total stockholders’ equity	3,322	3,438

Total liabilities and stockholders’ equity	$30,535	$31,383

See accompanying notes.

EL PASO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended
	March 31,

		2004
	2005	(Restated)(1)

Cash flows from operating activities
Net income (loss)	$106	$(196)
Less loss from discontinued operations, net of income taxes	(2)	(77)

Net income (loss) before discontinued operations	108	(119)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation, depletion and amortization	281	275
Loss on long-lived assets	21	238
Earnings from unconsolidated affiliates, adjusted for cash distributions	(107)	3
Deferred income taxes	45	(45)
Other non-cash items	28	17
Asset and liability changes	(312)	118

Cash provided by continuing operations	64	487
Cash provided by (used in) discontinued operations	(13)	142

Net cash provided by operating activities	51	629

Cash flows from investing activities
Additions to property, plant and equipment	(391)	(372)
Purchases of interests in equity investments	(3)	(11)
Net proceeds from the sale of assets and investments	633	24
Proceeds from settlement of a foreign currency derivative	131	—
Cash paid for acquisitions, net of cash acquired	(173)	—
Net change in restricted cash	75	(124)
Other	9	43

Cash provided by (used in) continuing operations	281	(440)
Cash provided by discontinued operations	74	1,057

Net cash provided by investing activities	355	617

Cash flows from financing activities
Payments to retire long-term debt and other financing obligations	(1,039)	(576)
Net repayments under short-term debt and credit facilities	(1)	—
Net proceeds from the issuance of long-term debt and other financing obligations	197	50
Dividends paid	(26)	(23)
Contributions from discontinued operations	61	834
Issuances of common stock, net	—	73
Other	(3)	(16)

Cash provided by (used in) continuing operations	(811)	342
Cash used in discontinued operations	(61)	(1,199)

Net cash used in financing activities	(872)	(857)

Change in cash and cash equivalents	(466)	389
Cash and cash equivalents
Beginning of period	2,117	1,429

End of period	$1,651	$1,818

(1)	Only individual line items in cash flows from operating activities have been restated. Total cash flows from continuing operating activities, investing activities, and financing activities, as well as discontinued operations were unaffected by our restatements.
See accompanying notes.

EL PASO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended
	March 31,

		2004
	2005	(Restated)

Net income (loss)	$106	$(196)

Foreign currency translation adjustments (net of income taxes of $1 in 2005 and $37 in 2004)	11	4
Unrealized net gains (losses) from cash flow hedging activity
Unrealized mark-to-market losses arising during period (net of income taxes of $102 in 2005 and $10 in 2004)	(189)	(19)
Reclassification adjustments for changes in initial value to the settlement date (net of income taxes of $13 in 2005 and $8 in 2004)	(21)	15

Other comprehensive income (loss)	(199)	—

Comprehensive loss	$(93)	$(196)

See accompanying notes.

EL PASO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
     Basis of Presentation
      We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2005, and for the quarters ended March 31, 2005 and 2004, are unaudited. We derived the balance sheet as of December 31, 2004, from the audited balance sheet filed in our 2004 Annual Report on Form 10-K, as amended. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our businesses, information for interim periods may not be indicative of the results of operations for the entire year. In mid 2004, we discontinued our Canadian and certain other international natural gas and oil production operations. Our results for all periods reflect these operations as discontinued.
     Restatement
      Cumulative Foreign Currency Translation Adjustments (CTA). We determined that our CTA balances contained amounts related to businesses that had been previously sold or abandoned. These businesses and investments primarily included our discontinued Canadian exploration and production operations and certain of our discontinued petroleum markets activities, foreign plants in our Power segment, and certain foreign operations in our Marketing and Trading segment, and in our corporate activities. The adjustment of these CTA balances also affected losses we recorded in the first quarter of 2004 on several of these assets and investments, including impairment charges.
      In conjunction with the revisions for CTA, we also determined that upon initially recognizing deferred income taxes on certain of our foreign operations, we did not properly allocate taxes to CTA. As a result, we should have recognized an additional income tax expense in the first quarter of 2004 upon the sale of our discontinued Canadian exploration and production operations, additional tax expense in the second quarter of 2004 upon the sale of an Australian investment and an additional tax benefit in the fourth quarter of 2004 on an investment in Korea.
      The overall impact of these adjustments for CTA and their related tax impact was a $10 million reduction in our net loss for the first quarter of 2004. The income effects impacted the results of both continuing and discontinued operations. As of December 31, 2004, the overall effect of the restatement adjustments on total stockholders’ equity, which includes the adjustments of our first quarter 2004 and adjustments to other quarters in 2004, was a decrease of $1 million. The effects of these restatements have been reflected in our March 31, 2005 balance sheet.

      Below are the effects of the restatement on our income statement, balance sheets and statement of comprehensive income as compared to amounts reported in our Form 10-Q for the first quarter of 2005 filed on May 9, 2005. We have reflected these restatements in Notes 2, 4, 5, 6, 15 and 16.

	For the Quarter Ended
	March 31, 2004

	As Reported	As Restated

	(In millions, except per
	share amounts)
Income Statement:
Loss on long-lived assets	$222	$238
Operating income	205	189
Earnings from unconsolidated affiliates	100	87
Other income, net	37	44
Loss from continuing operations	(97)	(119)
Discontinued operations, net of income taxes	(109)	(77)
Net loss	(206)	(196)
Basic and diluted loss per share:
Loss from continuing operations	$(0.15)	$(0.19)
Discontinued operations, net of income taxes	(0.17)	(0.12)

Net loss	$(0.32)	$(0.31)

Statement of Comprehensive Income
Foreign currency translation adjustments	$14	$4
Other comprehensive income	10	—

	As of March 31, 2005		As of December 31, 2004

	As Reported	As Restated(1)	As Reported	As Restated(1)

	(In millions)
Balance Sheet:
Deferred income tax liabilities, non-current	$1,628	$1,629	$1,311	$1,312
Accumulated deficit	(2,749)	(2,703)	(2,855)	(2,809)
Accumulated other comprehensive income (loss)	(151)	(198)	48	1
Total stockholders’ equity	3,323	3,322	3,439	3,438

(1)	The balance sheet amounts as of March 31, 2005 and December 31, 2004 reflect the effects of the restatements of our historical financial statements through December 31, 2004 as further described in this Form 10-Q/A and our 2004 Form 10-K/A, as amended.
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

	Quarter Ended
	March 31,

		2004
	2005	(Restated)

	(In millions)
Net income (loss) as reported	$106	$(196)
Add: Stock-based compensation expense in net income (loss), net of taxes	2	4
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of taxes	5	10

Pro forma net income (loss)	$103	$(202)

Income (loss) per share:
Basic and diluted, as reported	$0.17	$(0.31)

Basic and diluted, pro forma	$0.16	$(0.32)

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

		International
		Natural Gas
		and Oil
	Petroleum	Production
	Markets	Operations	Total

	(In millions)
Operating Results Data

Quarter Ended March 31, 2005
Revenues	$44	$2	$46
Costs and expenses	(53)	(1)	(54)
Gain (loss) on long-lived assets	3	(1)	2
Other income	15	—	15

Income before income taxes	9	—	9
Income taxes	12	(1)	11

Income (loss) from discontinued operations, net of income taxes	$(3)	$1	$(2)

Quarter Ended March 31, 2004 (Restated)(1)
Revenues	$639	$27	$666
Costs and expenses	(653)	(44)	(697)
Loss on long-lived assets	(42)	(16)	(58)
Other expense	(10)	—	(10)
Interest and debt expense	(3)	1	(2)

Loss before income taxes	(69)	(32)	(101)
Income taxes	(6)	(18)	(24)

Loss from discontinued operations, net of income taxes	$(63)	$(14)	$(77)

(1)	For 2004, amounts related to Canadian Natural Gas and Oil Production and Petroleum Markets Operations were restated. See Note 1 to the condensed consolidated financial statements for a further discussion of the restatements.

		International
		Natural Gas
		and Oil
	Petroleum	Production
	Markets	Operations	Total

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
4. Loss on Long-Lived Assets
      Our loss on long-lived assets consists of realized gains and losses on sales of long-lived assets and impairments of long-lived assets. During the quarters ended March 31, our loss on long-lived assets was as follows:

		2004
	2005	(Restated)

	(In millions)
Net realized gain	$(7)	$(8)
Asset impairments	28	246

Loss on long-lived assets	21	238
(Gain) loss on investments in unconsolidated affiliates (1)	(119)	24

(Gain) loss on long-lived assets and investments	$(98)	$262

(1)	See Note 16 for a further description of these gains and losses.
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
      In the first quarter of 2004, our Power segment recorded a $151 million impairment related to our Manaus and Rio Negro power plants in Brazil based on the status of our negotiations to extend the power contracts at these plants, which was negatively impacted by changes in the Brazilian political environment. Our Power segment also recorded a $98 million impairment charge related to the sale of our subsidiary, Utility Contract Funding, which owned a restructured power contract.
5. Income Taxes
      Income taxes included in our income (loss) from continuing operations for the quarters ended March 31 were as follows:

	2005	2004

	(In millions,
	except rates)
Income taxes	$(3)	$10
Effective tax rate	(3)%	(9)%
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

6. Earnings Per Share
      We calculated basic and diluted earnings per common share amounts as follows for the quarters ended March 31:

			2004
	2005		(Restated)

	Basic	Diluted	Basic	Diluted

	(In millions, except per
	common share amounts)
Income (loss) from continuing operations	$108	$108	$(119)	$(119)
Discontinued operations, net of income taxes	(2)	(2)	(77)	(77)

Adjusted net income (loss)	$106	$106	$(196)	$(196)

Average common shares outstanding	640	640	638	638
Effect of dilutive securities
Stock options	—	1	—	—
Restricted stock	—	1	—	—

Adjusted average common shares outstanding	640	642	638	638

Earnings per common share
Income (loss) from continuing operations	$0.17	$0.17	$(0.19)	$(0.19)
Discontinued operations, net of income taxes	—	—	(0.12)	(0.12)

Adjusted net income (loss)	$0.17	$0.17	$(0.31)	$(0.31)

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
      In the first quarter of 2004, our Power and Marketing and Trading segments have been restated to adjust the amount of losses on long-lived assets, earnings from unconsolidated affiliates and other income for certain foreign entities with CTA balances and related tax effects. See Note 1 for a further discussion of the restatement.
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

		2004
	2005	(Restated)

	(In millions)
Total EBIT	$461	$320
Interest and debt expense	(350)	(423)
Distributions on preferred interests of consolidated subsidiaries	(6)	(6)
Income taxes	3	(10)

Income (loss) from continuing operations	$108	$(119)

      The following tables reflect our segment results as of and for the quarters ended March 31:

	Regulated	Non-regulated

				Marketing
				and		Field
	Pipelines	Production		Trading	Power	Services	Corporate(1)	Total

	(In millions)
2005
Revenues from external customers	$748	$131	(2)	$93	$79	$130	$27	$1,208
Intersegment revenues	20	308	(2)	(268)	(2)	6	(64)	—
Operation and maintenance	203	84		10	51	5	95	448
Depreciation, depletion and amortization	111	146		1	12	2	9	281
(Gain) loss on long-lived assets	(7)	—		—	27	1	—	21

Operating income (loss)	$362	$180		$(186)	$(38)	$11	$(91)	$238
Earnings (losses) from unconsolidated affiliates	38	—		—	(28)	180	—	190
Other income, net	12	3		1	16	—	1	33

EBIT	$412	$183		$(185)	$(50)	$191	$(90)	$461

2004 (Restated)(4)
Revenues from external customers	$698	$133	(2)	$181	$149	$345	$43	$1,549
Intersegment revenues	23	313	(2)	(340)	58	42	(88)	8	(3)
Operation and maintenance	180	85		13	97	26	—	401
Depreciation, depletion and amortization	100	140		3	16	3	13	275
(Gain) loss on long-lived assets	(1)	—		—	240	2	(3)	238

Operating income (loss)	$348	$203		$(175)	$(204)	$10	$7	$189
Earnings from unconsolidated affiliates	33	1		—	16	37	—	87
Other income (expense), net	5	—		11	19	(11)	20	44

EBIT	$386	$204		$(164)	$(169)	$36	$27	$320

(1)	Includes eliminations of intercompany transactions. Our intersegment revenues, along with our intersegment operating expenses, were incurred in the normal course of business between our operating segments. For the quarters ended March 31, 2005 and 2004, we recorded an intersegment revenue elimination of $64 million and $88 million and an operations and maintenance expense elimination of less than $1 million and $8 million, which is included in the “Corporate” column, to remove intersegment transactions.

(2)	Revenues from external customers include gains and losses related to our hedging of price risk associated with our natural gas and oil production. Intersegment revenues represent sales to our Marketing and Trading segment, which is responsible for marketing our production.

(3)	Relates to intercompany activities between our continuing operations and our discontinued operations.

(4)	For 2004, amounts related to Marketing and Trading and Power were restated. See Note 1 to the condensed consolidated financial statements for a discussion of the restatement of these amounts.

     Total assets by segment are presented below:

	March 31,	December 31,
	2005	2004

	(In millions)
Regulated
Pipelines	$16,085	$15,988
Non-regulated
Production	4,457	4,080
Marketing and Trading	2,627	2,404
Power	3,003	3,599
Field Services	309	686

Total segment assets	26,481	26,757
Corporate	4,029	4,520
Discontinued operations	25	106

Total consolidated assets	$30,535	$31,383

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

		Earnings (Losses)
		from Unconsolidated
		Affiliates

	Net
	Ownership	Quarter Ended
	Interest	March 31,

	March 31,		2004
	2005	2005	(Restated)

	(Percent)	(In millions)
Domestic:
Enterprise Products Partners(1)	—	$183	$—
GulfTerra Energy Partners(1)	—	—	34
Citrus	50	15	7
Midland Cogeneration Venture (MCV)(2)	44	1	5
Great Lakes Gas Transmission	50	17	20
Other Domestic Investments	various	3	2

Total domestic		219	68

Foreign:
Asia Investments(3)	various	(68)	21
PPN(4)	—	22	—
Other Foreign Investments	various	17	(2)

Total foreign		(29)	19

Total earnings from unconsolidated affiliates		$190	$87

(1)	In January 2005, we sold all of these remaining interests to Enterprise and recognized a $183 million gain.
(2)	Our proportionate share of the earnings reported by MCV was $92 million for the quarter ended March 31, 2005, largely due to changes in accounting for derivative contracts. We decreased our proportionate share of equity earnings for MCV by $20 million to eliminate affiliated transactions and by $71 million to reflect the amount of earnings that we believe will be realized.
(3)	Consists of our investments in 12 power plants, including Korea Independent Energy Corporation, Meizhou Wan Generating, Habibullah Power and Saba Power Company. Our proportionate share of earnings reported by our Asia investments was $25 million for the quarter ended March 31, 2005. We decreased our proportionate share of equity earnings for our Asia investments by $11 million to reflect the amount of earnings we believe will be realized.
(4)	We sold our interest in March 2005 and recorded a $22 million gain.

     The table below reflects our recognized impairment charges and gains and losses on sales of equity investments that are included in earnings (losses) from unconsolidated affiliates for the quarters ended March 31:

Pre-tax
Investment	Gain (Loss)

(In millions)
2005
Asia investments impairment	$(82)
Gain on sale of PPN	22
Gain on sale of Enterprise	183
Other	(4)

$119

2004 (Restated)
Milford power facility	$(2)
Other	(22)

$(24)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in our 2004 Annual Report on Form 10-K, as amended, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q. Certain historical financial information in this section has been restated, as further described in Item 1, Financial Statements and Supplementary Data, Note 1.
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
      Our net available liquidity as of March 31, 2005 was $1.8 billion, which consisted of $0.4 billion of availability under our $3 billion credit agreement and $1.4 billion of available cash, which includes $180 million intended for the redemption of CIG’s 10% bonds maturing in June 2005. The availability of borrowings under our credit agreement and our ability to incur additional debt is subject to various conditions as further described in Item 1, Financial Statements, Note 10 and our 2004 Annual Report on Form 10-K, as amended, Part II, Item 8, Financial Statements and Supplementary Data, Note 15, which we currently meet. These conditions include compliance with financial covenants and ratios requiring our Debt to Consolidated EBITDA not to exceed 6.5 to 1 and our ratio of Consolidated EBITDA to interest expense and dividends to be equal to or greater than 1.6 to 1, each as defined in the $3 billion credit agreement. As of March 31, 2005, our ratio of Debt to Consolidated EBITDA was 4.78 to 1 and our ratio of Consolidated EBITDA to interest expense and dividends was 2.0 to 1.
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

		2004
	2005	(Restated)(1)

	(In millions)
Regulated Business
Pipelines	$412	$386
Non-regulated Businesses
Production	183	204
Marketing and Trading	(185)	(164)
Power	(50)	(169)
Field Services	191	36

Segment EBIT	551	293
Corporate	(90)	27

Consolidated EBIT from continuing operations	461	320
Interest and debt expense	(350)	(423)
Distributions on preferred interests of consolidated subsidiaries	(6)	(6)
Income taxes	3	(10)

Income (loss) from continuing operations	108	(119)
Discontinued operations, net of income taxes	(2)	(77)

Net income (loss)	$106	$(196)

(1)	The restatement of our 2004 financial statements affected the amount of losses on long-lived assets, earnings from unconsolidated affiliates and other income for certain foreign operations in our Power and Marketing and Trading segments, our corporate activities and discontinued foreign operations, as well as the related taxes on these assets and investments. Overall, the impact of the restatement for the three months ended March 31, 2004, was to increase our loss from continuing operations by $22 million, and to decrease our loss on discontinued operations by $32 million. See Item 1, Financial Statements and Supplementary Data, Note 1 for a further discussion of the restatement and the manner in which our segments and other operations were affected.
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
      Our earnings in each period were impacted both favorably and unfavorably by a number of factors affecting our businesses including asset and investment losses in our Power segment of $88 million in 2005 and $263 million in 2004, and a $183 million gain in our Field Services segment in 2005 related to the sale of our remaining interest in Enterprise in January 2005. We also recorded a $59 million charge in our corporate operations related to the Western Energy Settlement during the first quarter of 2005. For a more detailed discussion of these items and other items impacting our financial performance for the quarters ended March 31, 2005 and 2004, see the discussions of the individual segment and other results that follow, as well as Item 1, Financial Statements, Notes 3, 4, 11 and 15.
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

•	Higher realized prices. Realized natural gas prices, which include the impact of our hedges, increased 12 percent and oil, condensate and natural gas liquids (NGL) prices increased 40 percent compared to 2004.

•	Average daily production of 766 MMcfe/d (excluding discontinued operations of 5 MMcfe/d). Our production remained relatively stable from the third and fourth quarters of 2004 to the first quarter of 2005 for the Onshore and offshore Gulf of Mexico regions while the Texas Gulf Coast region experienced a decline due to normal production declines and mechanical well failures. Average daily production volumes in the first quarter of 2005 benefited from the acquisitions, discussed below, by 26 MMcfe/d. Operations in Brazil continue to produce at an average of approximately 59 MMcfe/d. However, when compared to the first quarter of 2004, our first quarter 2005 total equivalent production declined 13 Bcfe, or 16 percent, due to production declines in the Texas Gulf Coast and offshore Gulf of Mexico regions.

•	Capital expenditures of $425 million. Our first quarter capital expenditures included acquisitions in east and south Texas and the purchase of the interest held by one of our partners under a net profits interest agreement for a total of $271 million. These acquisitions added properties with approximately 140 Bcfe of proved reserves and 52 MMcfe/d of current production. More importantly, the Texas acquisitions offer additional exploration upside in two of our key operating areas. We have integrated these acquisitions into our operations with minimal additional administrative expenses.

•	Drilling Results. In the first quarter of 2005, we announced a deep shelf discovery at West Cameron Block 75 in the Gulf of Mexico. We tested the discovery and anticipate deliverability of approximately 40 MMcfe/d to begin in the fourth quarter of 2005, after the installation of facilities. We own a 36 percent working interest and an approximate 30 percent net revenue interest in this discovery.

Outlook for remainder of 2005
      For the remainder of 2005, we anticipate:

•	A total capital expenditures budget of approximately $475 to $500 million.

•	Daily production volumes for the year to average in excess of 800 MMcfe/d.

•	Cash operating costs to be between $1.25/MMcfe and $1.40/MMcfe as we continue to focus on cost control, operating efficiencies, and process improvements.

•	Industry-wide increases in drilling and oilfield service costs that will require constant monitoring of capital spending programs.

•	A domestic unit of production depletion rate of $2.04/Mcfe in the second quarter of 2005 as compared to $1.97/Mcfe in the first quarter of 2005, due to higher finding and development costs and the costs of acquired reserves.

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
     Operating Results
      Below are the overall operating results and analysis of these results for our Marketing and Trading segment for the quarters ended March 31:

		2004
	2005	(Restated)

	(In millions)
Overall EBIT:
Gross margin(1)	$(175)	$(159)
Operating expenses	11	16

Operating loss	(186)	(175)
Other income	1	11

EBIT	$(185)	$(164)

Gross margin by significant contract type:
Natural gas contracts
Production-related and other natural gas derivatives
Changes in fair value on positions designated as hedges in December 2004	$—	$(156)
Changes in fair value on production-related contracts	(106)	—
Changes in fair value on other natural gas positions	26	(5)

Total production-related and other natural gas derivatives	(80)	(161)

Transportation-related contracts
Demand charges	(39)	(39)
Settlements	27	21

Total transportation-related contracts	(12)	(18)

Total gross margin — natural gas contracts	(92)	(179)

Power contracts
Changes in fair value on Cordova tolling agreement	(33)	15
Changes in fair value on other power derivatives	(50)	5

Total gross margin — power contracts	(83)	20

Total gross margin	$(175)	$(159)

(1)	Gross margin for our Marketing and Trading segment consists of revenues from commodity trading and origination activities less the costs of commodities sold, including changes in the fair value of our derivative contracts.

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

Significant factors impacting or occurring in the first quarter 2005 include:

•	Brazil. Our Macae project in Brazil has a contract that requires Petrobras to make minimum revenue payments until August 2007. Petrobras did not pay amounts due under the contract for December 2004 and the first quarter of 2005 and has filed a lawsuit and initiated arbitration proceedings related to that obligation. For a further discussion of this matter, see Item 1, Financial Statements, Note 11. The future financial performance of the Macae plant will be affected by the outcome of this dispute, the timing of that outcome, and by regional changes in the Brazilian power markets.

•	Asia. During the first quarter 2005, we engaged an investment banker to facilitate the sale of our Asian power assets. In April 2005, the Board of Directors approved the sale of these assets and we expect that the sale of these assets will be substantially completed by the end of 2005.

•	Other International Power. In April 2005, we completed the sale of our Enfield power facility in England. We have previously announced that we are considering the sale of our other remaining international assets. As of March 31, 2005, we have not begun to actively market these remaining assets. As this process progresses we will continue to assess the value of these assets which may result in impairments that may be significant.

•	Domestic Power Contract Restructurings. On March 24, 2005, a bankruptcy court entered an order resolving Mohawk River Funding III’s (MRF III) bankruptcy claims with USGen New England by allowing MRF III a general unsecured claim in the amount of $168 million, including interest. Previously, USGen had terminated a power purchase agreement with MRF III as a result of filing for bankruptcy, upon which MRF III filed a bankruptcy claim of $177 million. USGen’s filed plan of liquidation is set for a confirmation hearing on May 12, 2005 and provides for a one hundred percent payout to general unsecured creditors. Distributions to creditors are anticipated no later than the third quarter of 2005 if the plan is confirmed. To the extent we receive a full payout of our claim, we would recognize gains in our Power segment and our Marketing and Trading segment because a portion of these receivables had been previously written off.

Operating Results
      Below are the overall operating results and analysis of activities within our Power segment for the quarters ended March 31:

		2004
	2005	(Restated)

	(In millions)
Overall EBIT:
Gross margin(1)	$59	$160
Operating expenses
Loss on long-lived assets	(27)	(240)
Other operating expenses	(70)	(124)

Operating loss	(38)	(204)
Earnings from unconsolidated affiliates
Impairments, net of gains on sale	(61)	(23)
Equity in earnings	33	39
Other income	16	19

EBIT	$(50)	$(169)

(1)	Gross margin for our Power segment consists of revenues from our power plants and the revenues, cost of electricity purchases and changes in fair value of restructured power contracts. The cost of fuel used in the power generation process is included in operating expenses.

		2004
	2005	(Restated)

	(In millions)
EBIT by Area:
Brazil
Earnings from consolidated and unconsolidated plant operations	$14	$56
Manaus and Rio Negro impairment	—	(151)
Asia
Earnings from consolidated and unconsolidated plant operations	10	16
Gain on sale of PPN power plant	22	—
Impairments	(96)	—
Other	—	3
Other International Power
Earnings from consolidated and unconsolidated plant operations	10	7
Impairments	(1)	—
Other	—	(15)
MCV
Earnings from plant operations	1	5
Domestic assets sold or expected to be sold in 2005
Earnings from consolidated and unconsolidated operations	—	7
Impairments and write-offs	—	(11)
Domestic Power Contract Restructurings
Impairments, net of gains on asset sales	—	(96)
Change in fair value of contracts	10	19
Other	1	3
Power turbine impairments	(15)	—
Other(1)	(6)	(12)

EBIT	$(50)	$(169)

(1)	Other consists of the indirect expenses and general and administrative costs associated with our domestic and international operations, including legal, finance, and engineering costs. Direct general and administrative expenses of our domestic and international operations are included in EBIT of those operations.
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

Income Taxes
      Income taxes included in our income (loss) from continuing operations and our effective tax rates for the quarters ended March 31 were as follows:

	2005	2004

	(In millions,
	except for rates)
Income taxes	$(3)	$10
Effective tax rate	(3)%	(9)%
      Our effective tax rates were different than the statutory tax rate of 35 percent, primarily due to:

•	state income taxes, net of federal income tax effects;

•	a reduction of $30 million of our liabilities for tax contingencies as a result of an IRS settlement on the 1995 to 1997 Coastal Corporation income tax returns and expiration of a tax indemnity claim;

•	state tax adjustments to reflect income tax returns as filed;

•	foreign income taxed at different rates, including impairments/sales of certain of our foreign investments;

•	earnings/losses from unconsolidated affiliates where we anticipate receiving dividends; and

•	non-deductible dividends on the preferred stock of subsidiaries.
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
Date: June 16, 2005

/s/ D. Dwight Scott

D. Dwight Scott
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: June 16, 2005

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