Form 10-Q/A
period 2004-06-30
EL PASO CORP/DE
filed 2005-07-08
CIK 1066107

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
Telephone Number: (713) 420-2600
Internet Website: www.elpaso.com
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
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

i

EXPLANATORY NOTE
      As disclosed in our 2004 Annual Report on Form 10-K, as amended, our 2004, 2003 and 2002 financial statements were restated for several matters. Our 2002 financial statements were restated to reflect a correction in the manner in which we adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Our 2003 and 2004 financial statements were restated to reflect adjustments resulting from errors in the accounting and reporting for foreign currency translation adjustments (CTA) and related tax adjustments. This Form 10-Q, as amended, is being filed to reflect the effects of those restatements in our historical financial statements for the interim period ended June 30, 2004. For a further discussion of these restatements, see our 2004 Annual Report on Form 10-K, as amended, and Note 1 of this Form 10-Q, as amended.
      The restatements affect disclosures and tabular amounts in Item 1, Financial Statements and Supplementary Data; Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Item 4, Controls and Procedures.

ii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EL PASO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per common share amounts)
(Unaudited)

			Six Months Ended
	Quarter Ended June 30,		June 30,

	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)

Operating revenues	$1,524	$1,569	$3,081	$3,397

Operating expenses

Cost of products and services	435	448	825	1,053

Operation and maintenance	373	625	774	1,181

Depreciation, depletion and amortization	263	302	538	614

Loss on long-lived assets	17	395	255	409

Taxes, other than income taxes	66	71	130	148

	1,154	1,841	2,522	3,405

Operating income (loss)	370	(272)	559	(8)

Earnings (losses) from unconsolidated affiliates	98	86	185	(48)

Other income	50	46	110	83

Other expense	(20)	(87)	(36)	(129)

Interest and debt expense	(410)	(463)	(833)	(877)

Distributions on preferred interests of consolidated subsidiaries	(6)	(17)	(12)	(38)

Income (loss) before income taxes	82	(707)	(27)	(1,017)

Income taxes	48	(410)	58	(513)

Income (loss) from continuing operations	34	(297)	(85)	(504)

Discontinued operations, net of income taxes	(29)	(939)	(106)	(1,154)

Cumulative effect of accounting changes, net of income taxes	—	—	—	(9)

Net income (loss)	$5	$(1,236)	$(191)	$(1,667)

Basic and diluted income (loss) per common share

Income (loss) from continuing operations	$0.05	$(0.50)	$(0.13)	$(0.84)

Discontinued operations, net of income taxes	(0.04)	(1.57)	(0.17)	(1.94)

Cumulative effect of accounting changes, net of income taxes	—	—	—	(0.02)

Net income (loss) per common share	$0.01	$(2.07)	$(0.30)	$(2.80)

Basic and diluted average common shares outstanding	639	596	639	595

Dividends declared per common share	$0.04	$0.04	$0.08	$0.08

See accompanying notes.

EL PASO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	June 30,	December 31,
	2004	2003
	(Restated)	(Restated)

ASSETS
Current assets

Cash and cash equivalents	$1,411	$1,429
Accounts and notes receivable

Customers, net of allowance of $252 in 2004 and $272 in 2003	1,487	2,039

Affiliates	138	189

Other	256	245

Inventory	157	181

Assets from price risk management activities	467	706

Assets held for sale and from discontinued operations	1,281	2,538

Restricted cash	236	590

Deferred income taxes	328	593

Other	356	413

Total current assets	6,117	8,923

Property, plant and equipment, at cost

Pipelines	18,839	18,563

Natural gas and oil properties, at full cost	14,945	14,689

Power facilities	1,607	1,660

Gathering and processing systems	309	334

Other	923	998

	36,623	36,244

Less accumulated depreciation, depletion and amortization	18,274	18,049

Total property, plant and equipment, net	18,349	18,195

Other assets

Investments in unconsolidated affiliates	3,375	3,409

Assets from price risk management activities	1,415	2,338

Goodwill and other intangible assets, net	1,077	1,082

Other	2,252	2,996

	8,119	9,825

Total assets	$32,585	$36,943

See accompanying notes.

EL PASO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(In millions, except share amounts)
(Unaudited)

	June 30,	December 31,
	2004	2003
	(Restated)	(Restated)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable

Trade	$1,144	$1,552

Affiliates	25	26

Other	337	438

Short-term financing obligations, including current maturities	1,574	1,457

Liabilities from price risk management activities	632	734

Western Energy Settlement	44	633

Liabilities related to assets held for sale and discontinued operations	268	933

Accrued interest	327	391

Other	794	910

Total current liabilities	5,145	7,074

Long-term financing obligations	18,259	20,275

Other

Liabilities from price risk management activities	887	781

Deferred income taxes	1,317	1,558

Western Energy Settlement	354	415

Other	1,993	2,047

	4,551	4,801

Commitments and contingencies

Securities of subsidiaries	448	447

Stockholders’ equity

Common stock, par value $3 per share; authorized 1,500,000,000 shares; issued 650,370,099 shares in 2004 and 639,299,156 shares in 2003	1,950	1,917

Additional paid-in capital	4,580	4,576

Accumulated deficit	(2,053)	(1,862)

Accumulated other comprehensive income	(44)	(40)

Treasury stock (at cost); 7,432,519 shares in 2004 and 7,097,326 shares in 2003	(223)	(222)

Unamortized compensation	(28)	(23)

Total stockholders’ equity	4,182	4,346

Total liabilities and stockholders’ equity	$32,585	$36,943

See accompanying notes.

EL PASO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,

	2004	2003
	(Restated)(1)	(Restated)(1)

Cash flows from operating activities

Net loss	$(191)	$(1,667)

Less loss from discontinued operations, net of income taxes	(106)	(1,154)

Net loss before discontinued operations	(85)	(513)
Adjustments to reconcile net loss to net cash from operating activities

Depreciation, depletion and amortization	538	614

Loss on long-lived assets	255	409

(Earnings) losses from unconsolidated affiliates, adjusted for cash distributions	(27)	162

Deferred income taxes	37	(541)

Cumulative effect of accounting changes	—	9

Other non-cash items	53	312

Asset and liability changes	(636)	467

Cash provided by continuing operations	135	919

Cash provided by discontinued operations	161	95

Net cash provided by operating activities	296	1,014

Cash flows from investing activities

Additions to property, plant and equipment	(782)	(1,266)

Purchases of interests in equity investments	(21)	(20)

Net proceeds from the sale of assets and investments	165	1,282

Cash paid for acquisitions, net of cash acquired	2	(1,078)

Net change in restricted cash	447	(105)

Net change in notes receivable from unconsolidated affiliates	98	(79)

Other	—	25

Cash used in continuing operations	(91)	(1,241)

Cash provided by discontinued operations	1,113	245

Net cash provided by (used in) investing activities	1,022	(996)

Cash flows from financing activities

Payments to retire long-term debt and other financing obligations	(1,024)	(1,599)

Net proceeds from the issuance of long-term debt and other financing obligations	50	3,086

Dividends paid	(49)	(154)

Payments to redeem preferred interests of consolidated subsidiaries	—	(1,177)

Contributions from discontinued operations	909	340

Issuances of common stock, net	73	—

Other	(21)	20

Cash provided by (used in) continuing operations	(62)	516

Cash used in discontinued operations	(1,274)	(340)

Net cash provided by (used in) financing activities	(1,336)	176

Change in cash and cash equivalents	(18)	194
Cash and cash equivalents

Beginning of period	1,429	1,591

End of period	$1,411	$1,785

(1)	Only individual line items in cash flows from operating activities have been restated. Total cash flows from continuing operating, investing and financing activities, as well as discontinued operations, were unaffected.
See accompanying notes.

EL PASO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

			Six Months Ended
	Quarter Ended June 30,		June 30,

	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)

Net income (loss)	$5	$(1,236)	$(191)	$(1,667)

Foreign currency translation adjustments (net of income taxes of $14 and $51 in 2004 and less than $1 in 2003)	(24)	58	(20)	116
Unrealized net gains (losses) from cash flow hedging activity

Unrealized mark-to-market gains (losses) arising during period (net of income taxes of $2 and $12 in 2004 and $19 and $42 in 2003)	(4)	17	(23)	70

Reclassification adjustments for changes in initial value to the settlement date (net of income taxes of $7 and $15 in 2004 and $5 and $27 in 2003)	24	(13)	39	(59)

Other comprehensive income (loss)	(4)	62	(4)	127

Comprehensive income (loss)	$1	$(1,174)	$(195)	$(1,540)

See accompanying notes.

EL PASO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Events Update
     Basis of Presentation
      We prepared this Quarterly Report on Form 10-Q, as amended, under the rules and regulations of the U.S. Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q, along with our 2003 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2004, and for the quarters and six months ended June 30, 2004 and 2003, are unaudited. We derived the balance sheet as of December 31, 2003, from the audited balance sheet filed in our 2003 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our businesses, information for interim periods may not be indicative of the results of operations for the entire year. Our results for all periods presented have been reclassified to reflect our Canadian and certain other international natural gas and oil production operations as discontinued operations. Finally, the prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications had no effect on our previously reported net income or stockholders’ equity.
     Restatements
      Overview. As disclosed in our 2004 Annual Report on Form 10-K, as amended, our 2004, 2003 and 2002 financial statements were restated for several matters. Our 2002 financial statements were restated to reflect a correction in the manner in which we adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Our 2003 and 2004 financial statements were restated to reflect adjustments resulting from errors in the accounting and reporting for foreign currency translation adjustments (CTA) and related tax adjustments. This Form 10-Q, as amended, is being filed to reflect the effects of those restatements in our historical financial statements for the interim period ended June 30, 2004. Each restatement is further discussed below.
      Cumulative Foreign Currency Translation Adjustments (CTA). During 2005, we determined that our CTA balances contained amounts related to businesses that had been previously sold or abandoned. These businesses and investments primarily included our discontinued Canadian exploration and production operations and certain of our discontinued petroleum markets activities, foreign plants in our Power segment, and certain foreign operations in our Marketing and Trading segment. The adjustment of these CTA balances also affected losses we recorded in the first quarter of 2004 on several of these assets and investments, including impairment charges.
      In conjunction with the revisions for CTA, we also determined that upon initially recognizing deferred income taxes on certain of our foreign operations, we did not properly allocate taxes to CTA. As a result, we should have recognized an additional income tax expense in the first quarter of 2004 upon the sale of our discontinued Canadian exploration and production operations, and additional tax expense in the second quarter of 2004 upon the sale of an Australian investment.
      Goodwill. During the completion of the financial statements for the year ended December 31, 2004, we identified an error in the manner in which we had originally adopted the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, in 2002. Upon adoption of these standards, we incorrectly adjusted the cost of investments in unconsolidated affiliates and the cumulative effect of change in accounting principle for the excess of our share of the affiliates’ fair value of net assets over their original cost, which we believed was negative goodwill. The amount originally recorded as a cumulative effect of accounting change was $154 million and related to our investments in Citrus Corporation, Portland Natural Gas, several Australian investments and an investment in the Korea Independent Energy Corporation. We subsequently determined that the amounts we adjusted were not negative goodwill, but rather amounts that should have been allocated to the long-lived assets underlying our investments. As a result, we have restated our balance sheets as of June 30, 2004 and December 31, 2003 to reflect the reversal of the amounts we recorded as a cumulative effect of an accounting change on January 1, 2002, a related deferred tax adjustment and an unrealized loss we recorded on our Australian investments during 2002. The effect of this restatement as of December 31, 2003, was to reduce investments in unconsolidated affiliates by $142 million, reduce deferred income tax liabilities by $20 million, and to increase our accumulated deficit and reduce total stockholders’ equity by $122 million. This restatement is further discussed in our 2004 Annual Report on Form 10-K, as amended.
      Below are the effects of the restatements on our income statement, balance sheets and statement of comprehensive income as compared to amounts reported in our Form 10-Q for the second quarter of 2004 filed on November 23, 2004. We have reflected these restatements in Notes 2, 4, 6, 7, 8, 15 and 16.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2004		June 30, 2004

	As Reported	As Restated	As Reported	As Restated

	(In millions, except per share amounts)

Income Statement:

Loss on long-lived assets	$17	$17	$239	$255

Operating income	370	370	575	559

Earnings from unconsolidated affiliates	98	98	198	185

Other income	50	50	103	110

Income (loss) before income taxes	82	82	(5)	(27)

Income taxes	37	48	47	58

Income (loss) from continuing operations	45	34	(52)	(85)

Discontinued operations, net of income taxes	(29)	(29)	(138)	(106)

Net income (loss)	16	5	(190)	(191)

Basic and diluted income (loss) per share:

Income (loss) from continuing operations	$0.07	$0.05	$(0.08)	$(0.13)

Discontinued operations, net of income taxes	(0.04)	(0.04)	(0.22)	(0.17)

Net income (loss)	$0.03	$0.01	$(0.30)	$(0.30)

Statement of Comprehensive Income

Foreign currency translation adjustments	$(39)	$(24)	$(25)	$(20)

Other comprehensive income	(19)	(4)	(9)	(4)

	As of June 30, 2004		As of December 31, 2003

	As Reported	As Restated	As Reported	As Restated

Balance Sheet:

Deferred income tax assets	$328	$328	$592	$593

Property, plant and equipment — Power facilities	1,591	1,607	1,660	1,660
Accumulated depreciation, depletion and amortization	18,258	18,274	18,049	18,049
Investments in unconsolidated affiliates	3,517	3,375	3,551	3,409

Deferred income tax liabilities, non-current	1,335	1,317	1,571	1,558

Accumulated deficit	(1,975)	(2,053)	(1,785)	(1,862)

Accumulated other comprehensive income	2	(44)	11	(40)

Total stockholder’s equity	4,306	4,182	4,474	4,346
      Reserve Revisions and Accounting for Certain Derivatives. Our results of operations for the quarter and six months ended June 30, 2003 have also been restated to reflect the accounting impact of a reduction in our historically reported proved natural gas and oil reserves and to revise the manner in which we accounted for certain hedges, primarily those associated with our anticipated natural gas and oil production. These restatements are further discussed in our 2003 Annual Report on Form 10-K.
     Business Update
      In December 2003, our management presented its Long-Range Plan for the company. This plan, among other things, defined our core businesses, established a timeline for debt reductions and sales of non-core businesses and assets and set financial goals for the future. During 2004, and through the filing date of this Form 10-Q, we have made significant progress in the areas outlined in that plan, including:

•	completing or announcing sales of assets and investments of approximately $3.3 billion (see Note 4);

•	retiring, eliminating, or refinancing approximately $3.4 billion of debt and other obligations ($1.9 billion through June 30, 2004) (see Note 11);

•	finalizing the Western Energy Settlement, which substantially resolved our principal exposure relating to the western energy crisis and successfully raising funds to satisfy a significant portion of our current obligations under that settlement (see Note 12); and

•	entering into a new credit agreement to refinance our existing revolving credit facility with an aggregate of $3 billion in financings consisting of a $1.25 billion, five year term loan, a new $1.0 billion, three year revolving credit facility, and a five year, $750 million funded letter of credit facility, all of which will become available to us upon the filing of this Quarterly Report on Form 10-Q (see Note 11).
     Liquidity Update
      We believe that the restatement of our historical financial statements mentioned above would have constituted an event of default under our existing revolving credit facility and various other financing transactions; specifically under the provisions in these arrangements related to representations and warranties on the accuracy of our historical financial statements and on our debt to total capitalization ratio. During 2004, we received several waivers on our existing revolving credit facility and various other financing arrangements to address these issues. With the filing of these financial statements, we are in compliance with our existing revolving credit facility and with the various other financings on which we received waivers. Three of our subsidiaries have indentures associated with their public debt that contain $5 million cross-acceleration provisions. These indentures state that should an event of default occur resulting in the acceleration of other debt obligations of such subsidiaries in excess of $5 million, the long-term debt obligations containing such provisions could be accelerated. The acceleration of our debt would adversely affect our liquidity position, and in turn, our financial condition. Our subsidiary, El Paso CGP Company, has not yet filed its financial statements for the second quarter of 2004, as required under several of its financing arrangements. We believe we will file El Paso CGP’s financial statements prior to any notice being given or within the allowed time frames under these arrangements such that there will be no event of default.
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

			Six Months Ended
	Quarter Ended June 30,		June 30,

	2004		2004
	(Restated)	2003	(Restated)	2003

	(In millions)

Net income (loss) as reported	$5	$(1,236)	$(191)	$(1,667)

Add: Stock-based compensation expense in net income (loss), net of taxes	7	16	11	27

Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of taxes	11	25	21	52

Pro forma net income (loss)	$1	$(1,245)	$(201)	$(1,692)

Income (loss) per share:

Basic and diluted, as reported	$0.01	$(2.07)	$(0.30)	$(2.80)

Basic and diluted, pro forma	$0.00	$(2.09)	$(0.31)	$(2.84)

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
      During our adoption of FIN No. 46, we attempted to obtain financial information on several potential variable interest entities but were unable to obtain that information. The most significant of these entities is the Cordova power project which is the counterparty to our largest tolling arrangement. Under this tolling arrangement, we supply on average a total of 54,000 MMBtu of natural gas per day to the entity’s two 250 gross MW power facilities and are obligated to market the power generated by those facilities through

2019. In addition, we pay that entity a capacity charge that ranges from $25 million to $30 million per year related to its power plants. The following is a summary of the financial statement impacts of our transactions with this entity for the six months ended June 30:

	2004	2003

	(In millions)

Operating revenues	$(3)	$7

Current liabilities from price risk management activities	(17)	(15)

Non-current liabilities from price risk management activities	(6)	(93)

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

New Accounting Pronouncement Not Yet Adopted
      In September 2004, the SEC issued Staff Accounting Bulletin No. 106. This pronouncement will require companies that use the full cost method for accounting for their oil and gas producing activities to include an estimate of future asset retirement costs to be incurred as a result of future development activities on proved reserves in their calculation of depreciation, depletion and amortization. It will also require these companies to exclude future cash outflows associated with settling asset retirement liabilities from their full cost ceiling test calculation. Finally, this standard will require disclosure of the impact of a company’s asset retirement obligations on its oil and gas producing activities, ceiling test calculations and depreciation, depletion and amortization calculations. We will adopt the provisions of this pronouncement in the first quarter of 2005 and are currently evaluating its impact, if any, on our consolidated financial statements.
3. Acquisitions and Consolidations
      Chaparral Investors, L.L.C. As discussed more completely in our 2003 Annual Report on Form 10-K, we acquired Chaparral in a series of transactions (also referred to as a step acquisition). We reflected Chaparral’s results of operations in our income statement as though we acquired it on January 1, 2003. Although this did not change our reported net income for the first quarter of 2003, it did impact the individual components of our income statement by increasing our revenues by $76 million, operating expenses by $80 million, earnings (losses) from unconsolidated affiliates by $55 million, interest expense by $67 million and decreasing distributions on preferred interests in subsidiaries by $18 million and other income by $2 million.
      During the first quarter of 2003, as a result of an additional investment in Limestone Electron Trust (Limestone), coupled with a number of developments including a general decline in power prices, declines in our credit ratings as well as those of our counterparties, adverse developments at several of Chaparral’s projects, our announced exit from the power contract restructuring business and generally weaker economic conditions in the unregulated power industry, we determined that the fair value of Chaparral (based on its discounted expected net cash flows) was less than our carrying value of the investment. As a result, we recorded an impairment of $207 million on Chaparral, before income taxes, during the first quarter of 2003.
      Gemstone. As discussed more completely in our 2003 Annual Report on Form 10-K, we acquired all of the outstanding third party interests in Gemstone for approximately $50 million in April 2003. The results of Gemstone’s operations have been included in our consolidated financial statements beginning April 1, 2003. Had the acquisition been effective January 1, 2003, our revenues, operating income, and net income for the quarter ended March 31, 2003 would not have been significantly different, and basic and diluted earnings per share would have been unaffected.

4. Divestitures

Sales of Assets and Investments
      During 2004, we completed and announced the sale of a number of assets and investments in each of our business segments. The following table summarizes the proceeds from these sales:

	Completed	Completed
	Through	After June 30, 2004
Significant Assets and Investments Sold	June 30, 2004	or Announced to Date(1)	Total

	(In millions)
Regulated

Pipelines	$50	$4	$54
• Australia pipelines(2)
• Aircraft(2)
• Interest in gathering systems(3)

Unregulated

Production	—	24	24
• Brazilian exploration and production assets(3)

Power	99	777	876
• 25 domestic power plants under contract(4)
• Utility Contract Funding (UCF)(2)
• Mohawk River Funding IV(2)
• Bastrop Company equity investment(2)
• 5 other domestic power plants and turbines(3)

Field Services	—	1,026	1,026
• General partnership interest, common units and Series C units of GulfTerra(3)
• South Texas processing plants(3)

Other

Corporate	16	—	16
• Aircraft(2)

Total continuing	165	1,831	1,996

Discontinued	1,261	34	1,295
• Natural gas and oil production properties in Canada (2)
• Aruba and Eagle Point refineries and other petroleum assets(2)
• Remaining Indonesian and Canadian production assets (3)

Total	$1,426	$1,865	$3,291

(1)	Sales that have not been completed are estimates, subject to customary regulatory approvals, final negotiations and other conditions.
(2)	These sales were completed as of June 30, 2004.
(3)	These sales were or will be completed after June 30, 2004.
(4)	The sales of 22 of these plants were completed after June 30, 2004.

Significant Assets and Investments Sold	Proceeds

	(In millions)
As of June 30, 2003

Regulated

Pipelines	$63
• Panhandle gathering system located in Texas
• 2.1 percent interest in Alliance pipeline and related assets
• Helium processing operations in Oklahoma
• Table Rock sulfur extraction facility

Unregulated

Production	657
• Natural gas and oil properties in New Mexico, Oklahoma and the Gulf of Mexico

Power	289
• 50 percent interest in CE Generation L.L.C. power investment
• Mt. Carmel power plant
• Interest in Kladno power project
• CAPSA/CAPEX investments in Argentina

Field Services	153
• Gathering systems located in Wyoming
• Midstream assets in the north Louisiana and Mid-Continent regions

Other

Corporate	68
• Aircraft
• Enerplus Global Energy Management Company and its financial operations

Total continuing	1,230	(1)

Discontinued	581
• Corpus Christi refinery
• Florida petroleum terminals and tug and barge operations
• Louisiana lease crude business
• Coal reserves and properties in West Virginia, Virginia and Kentucky
• Natural gas and oil production properties in Canada

Total	$1,811

(1)	Proceeds include costs incurred in preparing assets for disposal and exclude returns of invested capital and cash transferred with the assets sold. These items increased our sales proceeds by $52 million for the six months ended June 30, 2003.
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

	June 30,	December 31,
	2004	2003

	(In millions)
Assets Held for Sale

Current assets	$54	$46

Investments in unconsolidated affiliates	472	480

Property, plant and equipment, net	448	477

Other assets	142	136

Total assets	$1,116	$1,139

Current liabilities	$59	$54

Long-term debt, less current maturities	165	169

Other liabilities	11	13

Total liabilities	$235	$236

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

		International
		Natural Gas
		and Oil
	Petroleum	Production	Coal
	Markets	Operations	Mining	Total

	(In millions)
Operating Results Data

Quarter Ended June 30, 2004

Revenues	$54	$1	$—	$55

Costs and expenses	(77)	(3)	—	(80)

Gain on long-lived assets	4	—	—	4

Other income	2	—	—	2

Loss before income taxes	(17)	(2)	—	(19)

Income taxes	(3)	13	—	10

Loss from discontinued operations, net of income taxes	$(14)	$(15)	$—	$(29)

Quarter Ended June 30, 2003

Revenues	$1,511	$20	$—	$1,531

Costs and expenses	(1,612)	(33)	—	(1,645)

Loss on long-lived assets	(990)	(5)	—	(995)

Other expense	(21)	—	—	(21)

Interest and debt expense	(4)	—	—	(4)

Loss before income taxes	(1,116)	(18)	—	(1,134)

Income taxes	(198)	3	—	(195)

Loss from discontinued operations, net of income taxes	$(918)	$(21)	$—	$(939)

		International
		Natural Gas
		and Oil
	Petroleum	Production	Coal
	Markets	Operations	Mining	Total

	(In millions)

Six Months Ended June 30, 2004 (Restated)(1)

Revenues	$693	$28	$—	$721

Costs and expenses	(730)	(47)	—	(777)

Loss on long-lived assets	(38)	(16)	—	(54)

Interest and debt expense	(3)	1	—	(2)

Other expense	(8)	—	—	(8)

Loss before income taxes	(86)	(34)	—	(120)

Income taxes	(9)	(5)	—	(14)

Loss from discontinued operations, net of income taxes	$(77)	$(29)	$—	$(106)

Six Months Ended June 30, 2003

Revenues	$3,679	$46	$27	$3,752

Costs and expenses	(3,744)	(47)	(21)	(3,812)

Loss on long-lived assets	(1,286)	(14)	(3)	(1,303)

Other income (expense)	(14)	—	1	(13)

Interest and debt expense	(4)	1	—	(3)

Income (loss) before income taxes	(1,369)	(14)	4	(1,379)

Income taxes	(226)	—	1	(225)

Income (loss) from discontinued operations, net of income taxes	$(1,143)	$(14)	$3	$(1,154)

(1)	For 2004, amounts related to Canadian Natural Gas and Oil Production and Petroleum Markets Operations were restated. See Note 1 to the condensed consolidated financial statements for a further discussion of the restatements.

		International
		Natural Gas
		and Oil
	Petroleum	Production
	Markets	Operations	Total

	(In millions)
Financial Position Data

June 30, 2004
Assets of discontinued operations

Accounts and notes receivable	$60	$11	$71

Inventory	7	—	7

Other current assets	7	2	9

Property, plant and equipment, net	22	33	55

Other non-current assets	23	—	23

Total assets	$119	$46	$165

Liabilities of discontinued operations

Accounts payable	$12	$1	$13

Other current liabilities	14	—	14

Other non-current liabilities	6	—	6

Total liabilities	$32	$1	$33

		International
		Natural Gas
		and Oil
	Petroleum	Production
	Markets	Operations	Total

	(In millions)

December 31, 2003
Assets of discontinued operations

Accounts and notes receivable	$259	$22	$281

Inventory	385	3	388

Other current assets	131	8	139

Property, plant and equipment, net	521	399	920

Other non-current assets	70	6	76

Total assets	$1,366	$438	$1,804

Liabilities of discontinued operations

Accounts payable	$172	$39	$211

Other current liabilities	86	—	86

Long-term debt	374	—	374

Other non-current liabilities	26	3	29

Total liabilities	$658	$42	$700

5. Restructuring Costs
      As a result of actions taken in 2003 and 2004, we incurred organizational restructuring costs included in our operation and maintenance expense. By segment, these charges were as follows for the six months ended June 30:

	Regulated	Unregulated

			Marketing
			and		Field
	Pipelines	Production	Trading	Power	Services	Corporate	Total

	(In millions)

2004

Employee severance, retention and transition costs	$5	$11	$2	$3	$1	$11	$33

2003

Employee severance, retention and transition costs	$1	$4	$4	$4	$3	$40	$56

Contract termination costs	—	—	—	—	—	44	44

	$1	$4	$4	$4	$3	$84	$100

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
6. Loss on Long-Lived Assets
      Our loss on long-lived assets consists of realized gains and losses on sales of long-lived assets and impairments of long-lived assets, goodwill and other intangible assets that are a part of our continuing operations. During each of the periods ended June 30, our loss on long-lived assets was as follows:

			Six Months Ended
	Quarter Ended		June 30,
	June 30,
			2004
	2004	2003	(Restated)	2003

	(In millions)

Net realized gain	$(6)	$(21)	$(14)	$(16)

Asset impairments	23	416	269	425

Loss on long-lived assets	$17	$395	$255	$409

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
Asset Impairments
      Our 2004 asset impairments primarily occurred in our Power segment, which included a $151 million impairment related to our Manaus and Rio Negro power plants in Brazil and a $98 million impairment related to the sale of our subsidiary, UCF, which owns a restructured power contract. The impairments in Brazil were primarily due to events in the first quarter of 2004 that may make it difficult to extend the plants’ power sales agreements that expire in 2005 and 2006. See Note 12 for a further discussion of these matters. Our Power segment also recorded $10 million of impairments primarily in the second quarter of 2004 on our domestic power plants to adjust the carrying value of these plants to their expected sales price. We recorded $7 million of impairments in the second quarter of 2004 in our Field Services segment, primarily related to the abandonment of miscellaneous assets that will no longer be used after the merger between GulfTerra and Enterprise. See Note 16 for a further discussion of the merger.
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
7. Income Taxes
      Income taxes included in our income (loss) from continuing operations for the periods ended June 30, 2004 and 2003 were as follows:

			Six Months Ended
	Quarter Ended June 30,		June 30,

	2004		2004
	(Restated)	2003	(Restated)	2003

	(In millions, except rates)

Income taxes	$48	$(410)	$58	$(513)

Effective tax rate	59%	58%	(215)%	50%
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

8. Earnings Per Share
      Our basic and diluted income (loss) per share were as follows for the periods ended June 30:

			Six Months Ended
	Quarter Ended June 30,		June 30,

	2004		2004
	(Restated)	2003	(Restated)	2003

	(In millions, except per common share amounts)

Income (loss) from continuing operations	$34	$(297)	$(85)	$(504)

Discontinued operations, net of income taxes	(29)	(939)	(106)	(1,154)

Cumulative effect of accounting changes, net of income taxes	—	—	—	(9)

Net income (loss)	$5	$(1,236)	$(191)	$(1,667)

Average common shares outstanding	639	596	639	595

Income (loss) per common share

Income (loss) from continuing operations	$0.05	$(0.50)	$(0.13)	$(0.84)

Discontinued operations, net of income taxes	(0.04)	(1.57)	(0.17)	(1.94)

Cumulative effect of accounting changes, net of income taxes	—	—	—	(0.02)

Net income (loss) per common share	$0.01	$(2.07)	$(0.30)	$(2.80)

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

	June 30,	December 31,
	2004	2003

	(In millions)
Net assets (liabilities)

Derivatives designated as hedges	$(32)	$(31)

Derivatives from power contract restructuring activities	946	1,925 (1)

Other commodity-based derivative contracts	(626)	(488)

Total commodity-based derivatives	288	1,406

Interest rate and foreign currency hedging derivatives (2)	75	123

Net assets from price risk management activities(3)	$363	$1,529

(1)	Includes $942 million of derivative contracts sold in connection with the sales of Utility Contract Funding and Mohawk River Funding IV in 2004. See Note 6 for a discussion of the net losses related to these sales.

(2)	During the six months ended June 30, 2004, we entered into new cross currency hedge transactions that convert €75 million of our fixed rate Euro-denominated debt into $91 million of floating rate debt. After June 30, 2004, we entered into other cross currency hedge transactions that convert another €25 million of fixed rate debt into $30 million of floating rate debt.

(3)	Included in both current and non-current assets and liabilities on the balance sheet.

10. Inventory
      We have the following inventory recorded on our balance sheets:

	June 30,	December 31,
	2004	2003

	(In millions)

Materials and supplies and other	$131	$145

Natural gas liquids and natural gas in storage	26	36

Total current inventory	$157	$181

11. Debt, Other Financing Obligations and Other Credit Facilities
      We had the following long-term and short-term borrowings and other financing obligations:

	June 30,	December 31,
	2004	2003

	(In millions)

Current maturities of long-term debt and other financing obligations	$1,522	$1,401

Short-term financing obligations	52	56

Total short-term financing obligations	$1,574	$1,457

Long-term financing obligations	$18,259	$20,275

Long-Term Financing Obligations
      From January 1, 2004 through the date of this filing, we had the following changes in our long-term financing obligations:

				Net Increase/
				Reduction
Company	Type	Interest Rate	Principal	in Debt	Due Date

			(In millions)
Issuances and other increases
Macae	Non-recourse note	LIBOR + 4.25%	$50	$50	2007
Blue Lake Gas Storage(1)	Non-recourse term loan	LIBOR + 1.2%	14	14	2006

Increases through June 30, 2004			64	64
El Paso(2)	Note	6.50%	213	213	2005

Increases through date of filing			$277	$277

Repayments and Other Retirements
El Paso CGP	Note	LIBOR + 3.5%	$200	$200
El Paso	Revolver	LIBOR + 3.5%	250	250
Gemstone	Notes	7.71%	181	181
El Paso CGP	Note	6.2%	190	190
Mohawk River Funding IV (3)	Non-recourse note	7.75%	72	72
Utility Contract Funding (3)	Non-recourse
	senior notes	7.944%	815	815
Other	Long-term debt	Various	203	203

Decreases through June 30, 2004			1,911	1,911

El Paso	Revolver	LIBOR + 3.5%	600	600
Gemstone	Notes	7.71%	769	769
Lakeside	Note	LIBOR + 3.5%	42	42
El Paso CGP	Notes	10.25%	38	38
Other	Long-term debt	Various	63	63

Decreases through date of filing			$3,423	$3,423

(1)	This debt was consolidated as a result of adopting FIN No. 46 (see Note 2).

(2)	In October 2004, we entered into an agreement, effective August 2004, with two affiliates of Enron that liquidates two of our derivative swap agreements in exchange for approximately $213 million of 6.5%, one year notes. The transaction was approved by the bankruptcy court in November 2004. As of June 30, 2004, the balance of these swaps was a liability of $234 million, which is reflected in other current and other non-current liabilities in our balance sheet.

(3)	This debt was eliminated when we sold our interests in Mohawk River Funding IV and UCF.
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
      We also entered into a Joint Settlement Agreement or JSA where we agreed to provide structural relief to the settling parties. In the JSA, we agreed to do the following:

•	Subject to the conditions in the settlement; (1) make 3.29 Bcf/d of primary firm pipeline capacity on our EPNG system available to California delivery points during a five year period from the date of settlement, but only if shippers sign firm contracts for 3.29 Bcf/d of capacity with California delivery points; (2) maintain facilities sufficient to deliver 3.29 Bcf/d to the California delivery points; and (3) not add any firm incremental load to our EPNG system that would prevent it from satisfying its obligation to provide this capacity;

•	Construct a new 320 MMcf/d, Line 2000 Power-Up expansion project and forego recovery of the cost of service of this expansion until EPNG’s next rate case before the FERC;

•	Clarify the rights of Northern California shippers to recall some of EPNG’s system capacity (Block II capacity) to serve markets in PG&E’s service area; and

•	With limited exceptions, bar any of our affiliated companies from obtaining additional firm capacity on our EPNG pipeline system during a five year period from the effective date of the settlement.
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

      CPUC Complaint Proceeding Docket No. RP00-241-000. In April 2000, the CPUC filed a complaint under Section 5 of the Natural Gas Act (NGA) with FERC alleging that EPNG’s sale of approximately 1.2 Bcf of capacity to its affiliate raised issues of market power and was a violation of the FERC’s marketing regulations and asked that the contracts be voided. In the spring and summer of 2001, hearings were held before an ALJ to address the market power issue and the affiliate issue. In November 2003, the FERC approved the JSA, which is part of the Western Energy Settlement and vacated the ALJ’s initial decisions. That decision was upheld by the FERC in a rehearing order issued in March 2004. In April 2004, certain shippers appealed both FERC orders on this matter to the U.S. Court of Appeals for the District of Columbia Circuit.
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
      In September 2004, a new derivative lawsuit was filed in federal court in Houston against certain of El Paso’s current and former directors and officers. The claims in this new derivative lawsuit are for the most part the same claims made in the July 2004 consolidated amended complaint in the securities lawsuit. The one distinction is that the new derivative lawsuit includes a claim for compensation disgorgement against certain of the individually named defendants under the Sarbanes-Oxley Act of 2002.
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
      CFTC Investigation. In April 2004, our affiliates elected to voluntarily cooperate with the CFTC in connection with the CFTC’s industry-wide investigation of activities affecting the price of natural gas in the fall of 2003. Specifically, our affiliates provided information relating to storage reports provided to the Energy Information Administration for the period of October 2003 through December 2003. In August 2004, the CFTC announced they had completed the investigation and found no evidence of wrongdoing.
      Iraq Oil Sales. In September 2004, The Coastal Corporation (now known as El Paso CGP Company, which we acquired in January 2001) received a subpoena from the grand jury of the U.S. District Court for the Southern District of New York to produce records regarding the United Nations’ Oil for Food Program governing sales of Iraqi oil. The subpoena seeks various records relating to transactions in oil of Iraqi originating during the period from 1995 to 2003. In November 2004, we received an order from the SEC to provide a written statement and to produce certain documents in connection with the Oil for Food Program. We have also received an inquiry from the United States Senate’s Permanent Subcommittee of Investigations related to a specific transaction in 2000.
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
      We are cooperating with the U.S. Attorney’s and the Senate Subcommittee’s investigations of this matter.
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

	June 30, 2004

Sites	Expected	High

	(In millions)

Operating	$149	$206

Non-operating	220	322

Superfund	31	45

Total	$400	$573

      Below is a reconciliation of our accrued liability from January 1, 2004, to June 30, 2004 (in millions):

Balance as of January 1, 2004	$412

Additions/adjustments for remediation activities	7

Payments for remediation activities	(20)

Other changes, net	1

Balance as of June 30, 2004	$400

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
      Investments in Brazil. We own and have investments in power, pipeline and production assets in Brazil with an aggregate exposure, including financial guarantees, of approximately $1.5 billion as of June 30, 2004. During 2002, Brazil experienced higher interest rates on local debt for the government and private sectors, which decreased the availability of funds from lenders outside of Brazil and decreased the amount of foreign investment in the country. During late 2003 and 2004, Brazil’s general economic conditions improved and interest rate levels decreased. We currently believe that the economic difficulties in Brazil will not have a future material adverse effect on our investment in the country, but we continue to monitor its economic situation. Some of the specific issues we are experiencing in Brazil are discussed below.
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
      We own two projects located in Manaus, Brazil. The first project is a 238 MW fuel-oil fired plant known as the Manaus Project, which has a net book value of $35 million at June 30, 2004 and the second project is a 158 MW fuel-oil fired plant known as the Rio Negro Project with a net book value of $39 million at June 30, 2004. Manaus Energia purchases power from both projects through long-term PPA’s. However, the Manaus Project’s PPA currently expires in January 2005 and the Rio Negro Project’s PPA currently expires in January 2006. As a result of changes in the Brazilian political environment in early 2004, Manaus Energia issued a request for power supply proposals for 450 MW to 525 MW of net generating capacity from 2005 to 2006. Several non-governmental organizations obtained a preliminary injunction enjoining Manaus Energia from proceeding with the bid process until a decision on the merits of their complaint was made, but that injunction has now been lifted, and Manaus Energia is free to proceed with the bid. As a result of our negotiations to extend the term of the PPA’s and based the status of the legal challenges to Manaus Energia’s bid process, we believe, however, that it is uncertain as to whether the bid process will proceed. If the bid process continues, the bid qualifications issued by Manaus Energia may prohibit us from supplying power from our Manaus and Rio Negro projects. Based on the potential results of the bid process and the expected outcome of our negotiations to extend the term of the PPA’s, we recorded an impairment charge of approximately $151 million in the first quarter of 2004. Also, we have filed a lawsuit in the Brazilian courts against Manaus Energia on the Rio Negro Project regarding a tariff dispute related to power sales from 1999 to 2003 and have resulted in a long-term receivable of $32 million which is a subject of this lawsuit. Based on the future outcome of this lawsuit, we could be required to provide an allowance for the receivable.
      We own a 50 percent interest in a 404 MW dual-fuel-fired power project known as the Porto Velho Project, located in Porto Velho, Brazil. The Porto Velho Project has two PPA’s. The first PPA has a term of ten years and relates to the first phase of the project. The second PPA has a term of 20 years and relates to the second 345 MW phase of the project. We are negotiating certain provisions of both PPA’s with EletroNorte, including the amount of installed capacity, energy prices, take or pay levels, the term of the first PPA and other issues. Although the current terms of the PPA’s and the proposed amendments do not indicate an impairment of our investment, we may be required to write down the value of our investment if these negotiations are resolved unfavorably. Our investment was $293 million at June 30, 2004. In October 2004, the project experienced an outage associated with one of its steam turbine generators, which resulted in a partial reduction in the plant’s capacity. The time required to replace or repair the steam turbine has not yet been determined.
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

13. Retirement Benefits
      The components of net benefit cost (income) for our pension and postretirement benefit plans for the periods ended June 30 are as follows:

	Quarter Ended June 30,				Six Months Ended June 30,

			Other				Other
	Pension		Postretirement				Postretirement
	Benefits		Benefits		Pension Benefits		Benefits

	2004	2003	2004	2003	2004	2003	2004	2003

	(In millions)

Service cost	$8	$9	$—	$—	$16	$18	$—	$—

Interest cost	30	34	8	9	61	68	16	18

Expected return on plan assets	(47)	(57)	(3)	(2)	(95)	(114)	(6)	(4)

Amortization of net actuarial loss	12	1	1	—	24	2	2	—

Amortization of transition obligation	—	—	2	2	—	—	4	4

Amortization of prior service cost(1)	(1)	(1)	—	—	(2)	(2)	—	—

Settlements, curtailment, and special termination benefits	—	—	—	—	—	—	—	(6)

Net benefit cost (income)	$2	$(14)	$8	$9	$4	$(28)	$16	$12

(1)	As permitted, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.
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
     Dividends
      During the six months ended June 30, 2004, we paid dividends of $49 million to common stockholders. We have also paid dividends of approximately $51 million subsequent to June 30, 2004. The dividends on our common stock were treated as a reduction of paid-in-capital since we currently have an accumulated deficit. On November 18, 2004, the Board of Directors declared a quarterly dividend of $0.04 per share on the company’s outstanding stock. The dividend will be payable on January 3, 2005 to shareholders of record on December 3, 2004. In addition, El Paso Tennessee Pipeline Co., our subsidiary, pays dividends (2.0625% per quarter, 8.25% per annum) of approximately $6 million each quarter on its Series A cumulative preferred stock.

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
      The financial results of our Power and Marketing and Trading segments for the six months ended June 30, 2004, have been restated for adjustments in the first quarter of 2004 to the amount of losses on long-lived assets, earnings from unconsolidated affiliates and other income for certain foreign entities with CTA balances and related tax adjustments. See Note 1 for a further discussion of the restatement.
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

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2004		2004
	(Restated)	2003	(Restated)	2003

	(In millions)

Total EBIT	$498	$(227)	$818	$(102)

Interest and debt expense	(410)	(463)	(833)	(877)

Distributions on preferred interests of consolidated subsidiaries	(6)	(17)	(12)	(38)

Income taxes	(48)	410	(58)	513

Income (loss) from continuing operations	$34	$(297)	$(85)	$(504)

      The following tables reflect our segment results as of and for the periods ended June 30:

	Regulated	Unregulated

				Marketing
				and		Field
Quarter Ended June 30,	Pipelines	Production		Trading	Power	Services	Corporate(1)	Total

	(In millions)
2004

Revenues from external customers	$595	$144	(2)	$187	$202	$375	$29	$1,532

Intersegment revenues	22	286	(2)	(328)	34	53	(75)	(8	) (3)

Operation and maintenance	172	77		10	97	25	(8)	373

Depreciation, depletion and amortization	101	131		3	12	4	12	263

(Gain) loss on long-lived assets	—	—		—	16	6	(5)	17

Operating income (loss)	$260	$202		$(154)	$56	$7	$(1)	$370

Earnings from unconsolidated affiliates	41	2		—	24	31	—	98

Other income	8	—		2	26	—	14	50

Other expense	(1)	—		—	(4)	(11)	(4)	(20)

EBIT	$308	$204		$(152)	$102	$27	$9	$498

2003

Revenues from external customers	$588	$(90	)(2)	$506	$206	$255	$33	$1,498

Intersegment revenues	32	658	(2)	(782)	137	123	(97)	71	(3)

Operation and maintenance	325	90		25	146	39	—	625

Depreciation, depletion and amortization	101	141		6	27	8	19	302

(Gain) loss on long-lived assets	(8)	(5)		(2)	—	(5)	415	395

Operating income (loss)	$112	$308		$(306)	$68	$(15)	$(439)	$(272)

Earnings (losses) from unconsolidated affiliates	25	4		—	98	(41)	—	86

Other income	9	—		8	21	—	8	46

Other expense	(1)	—		—	(2)	—	(84)	(87)

EBIT	$145	$312		$(298)	$185	$(56)	$(515)	$(227)

(1)	Includes our corporate and telecommunications activities and eliminations of intercompany transactions. Our intersegment revenues, along with our intersegment operating expenses, were incurred in the normal course of business between our operating segments. We record an intersegment revenue elimination, which is the only elimination included in the “Corporate” column, to remove intersegment transactions.

(2)	Revenues from external customers include gains and losses related to our hedging of price risk associated with our natural gas and oil production. Intersegment revenues represent sales to our Marketing and Trading segment, which is responsible for marketing our production.

(3)	Relates to intercompany activities between our continuing operations and our discontinued petroleum markets operations.

	Regulated	Unregulated

				Marketing
				and
				Trading	Power	Field		Total
Six Months Ended June 30,	Pipelines	Production		(Restated)	(Restated)	Services	Corporate(1)	(Restated)

	(In millions)
2004

Revenues from external customers	$1,293	$277	(2)	$368	$351	$720	$72	$3,081

Intersegment revenues	45	599	(2)	(668)	92	95	(163)	—	(3)

Operation and maintenance	352	162		22	195	51	(8)	774

Depreciation, depletion and amortization	201	271		6	28	7	25	538

(Gain) loss on long-lived assets	(1)	—		—	256	8	(8)	255

Operating income (loss)	$608	$405		$(329)	$(148)	$17	$6	$559

Earnings from unconsolidated affiliates	74	3		—	40	68	—	185

Other income	14	—		13	47	—	36	110

Other expense	(2)	—		—	(6)	(22)	(6)	(36)

EBIT	$694	$408		$(316)	$(67)	$63	$36	$818

	Regulated	Unregulated

				Marketing
				and		Field
Six Months Ended June 30,	Pipelines	Production		Trading	Power	Services	Corporate(1)	Total

	(In millions)
2003

Revenues from external customers	$1,310	$150	(2)	$653	$428	$656	$68	$3,265

Intersegment revenues	63	1,153	(2)	(1,317)	157	280	(204)	132 (3)

Operation and maintenance	501	175		69	311	70	55	1,181

Depreciation, depletion and amortization	196	299		13	47	18	41	614

(Gain) loss on long-lived assets	(8)	(5)		(3)	(6)	(4)	435	409

Operating income (loss)	$496	$745		$(747)	$63	$(15)	$(550)	$(8)

Earnings (losses) from unconsolidated affiliates	68	10		—	(103)	(13)	(10)	(48)

Other income	15	3		15	35	—	15	83

Other expense	(5)	—		—	(6)	(1)	(117)	(129)

EBIT	$574	$758		$(732)	$(11)	$(29)	$(662)	$(102)

(1)	Includes our corporate and telecommunications activities and eliminations of intercompany transactions. Our intersegment revenues, along with our intersegment operating expenses, were incurred in the normal course of business between our operating segments. We record an intersegment revenue elimination, which is the only elimination included in the “Corporate” column, to remove intersegment transactions.

(2)	Revenues from external customers include gains and losses related to our hedging of price risk associated with our natural gas and oil production. Intersegment revenues represent sales to our Marketing and Trading segment, which is responsible for marketing our production.

(3)	Relates to intercompany activities between our continuing operations and our discontinued petroleum markets operations.
     Total assets by segment are presented below:

	June 30,	December 31,
	2004	2003
	(Restated)	(Restated)

	(In millions)
Regulated

Pipelines	$15,494	$15,686
Unregulated

Production	3,876	3,767

Marketing and Trading	2,176	2,666

Power	5,449	6,999

Field Services	1,980	1,990

Total segment assets	28,975	31,108

Corporate	3,445	4,031

Discontinued operations	165	1,804

Total consolidated assets	$32,585	$36,943

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

	Quarter Ended					Six Months Ended
	June 30,					June 30,

			Great	Other				Great	Other
	GulfTerra	Citrus	Lakes	Investments	Total	GulfTerra	Citrus	Lakes	Investments	Total

	(In millions)

2004

Operating results data:

Operating revenues	$138	$61	$32	$396	$627	$265	$114	$68	$764	$1,211

Operating expenses	84	25	13	297	419	166	48	26	564	804

Income from continuing operations	29	16	11	49	105	60	26	24	107	217

Net income(1)	29	21	11	49	110	60	28	24	107	219

2003

Operating results data:

Operating revenues	$199	$36	$30	$503	$768	$387	$111	$65	$1,060	$1,623

Operating expenses	153	4	14	344	515	290	45	28	713	1,076

Income from continuing operations	29	4	7	91	131	57	15	20	210	302

Net income(1)	29	4	7	91	131	57	15	20	210	302

(1)	Includes net income (loss) of $8 million and $(2) million for the quarters ended June 30, 2004 and 2003, and net income of $21 million and $5 million for the six months ended June 30, 2004 and 2003, related to our proportionate share of affiliates in which we hold a greater than 50 percent interest.
     Our income statement reflects our share of net earnings (losses) from unconsolidated affiliates, which includes income or losses directly attributable to the net income or loss of our equity investments as well as impairments and other adjustments. The table below reflects our earnings (losses) from unconsolidated affiliates for the periods ended June 30:

			Six Months Ended
	Quarter Ended		June 30,
	June 30,
			2004
	2004	2003	(Restated)	2003

	(In millions)

Proportional share of income of investees	$110	$131	$219	$302
Impairment charges and gains and losses on sale of investments

Chaparral impairment(1)	—	—	—	(207)

Milford power facility impairment(2)	—	—	(2)	(86)

Dauphin Island/Mobile Bay impairment(3)	—	(80)	—	(80)

Power plants held for sale impairments(3)	(19)	—	(35)	—

Gain on sales of CAPSA/CAPEX	—	24	—	24

Other gains (losses)	1	(3)	(5)	(13)

Gain on issuance of GulfTerra common units	—	12	3	12

Other	6	2	5	—

Total earnings (losses) from unconsolidated affiliates	$98	$86	$185	$(48)

(1)	This impairment resulted from other than temporary declines in the investment’s fair value based on developments in our power business and the power industry (see Note 6).

(2)	This impairment resulted from a write-off of notes receivable and accruals on contracts due to ongoing difficulty at the project level.

(3)	These impairments resulted from the anticipated sales of these investments.

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
     Related Party Transactions
      We enter into a number of transactions with our unconsolidated affiliates in the ordinary course of conducting our business. The following table shows the income statement impact on transactions with our affiliates for the periods ended June 30:

	Quarter Ended		Six Months
	June 30,		Ended June 30,

	2004	2003	2004	2003

	(In millions)

Operating revenue	$87	$76	$160	$127

Other revenue — management fees	3	4	5	6

Cost of sales	37	37	60	59

Reimbursement for operating expenses	36	32	66	68

Other income	2	2	5	5

Interest income	2	3	4	6

Interest expense	—	1	—	3
      GulfTerra. Prior to September 30, 2004, our Field Services segment managed GulfTerra’s daily operations and performed all of GulfTerra’s administrative and operational activities under a general and administrative services agreement or, in some cases, separate operational agreements. GulfTerra contributes to our income through our general partner interest and our ownership of common and preference units. We do not have any loans to or from GulfTerra.
      We had the following interests in GulfTerra as of June 30, 2004:

Book Value

(In millions)

One Percent General Partner(1)	$194

Common Units(2)	245

Series C Units(3)	329

Total	$768

(1)	As of June 30, 2004, Enterprise had an effective 50 percent ownership interest in the general partner, which we have reflected in our balance sheet as minority interest of $96 million. We also had $181 million of indefinite-lived intangible assets related to the general partner interest as of June 30, 2004.

(2)	As of June 30, 2004, we owned 17.3 percent of the common units of GulfTerra. The remaining units are owned by public holders, including the partnership employees and management, none of which individually own more than 10 percent.

(3)	As of June 30, 2004, we owned all of the Series C units of GulfTerra.
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

      Our segments also conduct transactions in the ordinary course of business with GulfTerra, including sales of natural gas and operational services. Below is the summary of our transactions with GulfTerra for the periods ended June 30:

	Quarter		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In millions)
Revenues received from GulfTerra

Marketing and Trading	$6	$6	$15	$16

Field Services	—	—	1	5

	$6	$6	$16	$21

Expenses paid to GulfTerra

Field Services	$34	$25	$67	$42

Marketing and Trading	1	8	2	19

Production	2	2	4	4

	$37	$35	$73	$65

Reimbursements received from GulfTerra

Field Services	$23	$22	$45	$46

      For a further discussion of our relationships with GulfTerra, see our 2003 Annual Report on Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in our 2003 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Form 10-Q. Certain historical information in this section has been restated, as further described in Item 1, Financial Statements, Note 1.
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
Overview
     Business Update
      In December 2003, our management presented its Long-Range Plan for the Company. This plan, among other things, defined our core businesses, established a timeline for debt reductions and sales of non-core businesses and assets and set financial goals for the future. During 2004, and through the filing date of this Form 10-Q, we have made significant progress in the areas outlined in that plan, including:

•	completing or announcing sales of assets and investments of approximately $3.3 billion (see Item 1, Financial Statements, Note 4)

•	retiring, eliminating, or refinancing approximately $3.4 billion of maturing debt and other obligations, ($1.9 billion through June 30, 2004) (see Item 1, Financial Statements, Note 11);

•	finalizing the Western Energy Settlement, which substantially resolved our principal exposure relating to the western energy crisis and successfully raising funds to satisfy a significant portion of our current obligations under that settlement (see Item 1, Financial Statements, Note 12); and

•	entering into a new credit agreement to refinance our existing revolving credit facility with an aggregate of $3 billion in financings consisting of a $1.25 billion, five year term loan, a new $1.0 billion three year revolving credit facility, and a five year, $750 million funded letter of credit facility, all of which will become available to us upon the filing of this Quarterly Report on Form 10-Q (see Note 11).
     Liquidity Update
      We believe that the restatement of our historical financial statements mentioned above would have constituted an event of default under our existing revolving credit facility and various other financing transactions; specifically under the provisions in these arrangements related to representations and warranties on the accuracy of our historical financial statements and on our debt to total capitalization ratio. During 2004, we received several waivers on our existing revolving credit facility and various other financing arrangements to address certain of these issues. With the filing of these financial statements, we are in compliance with our existing revolving credit facility and with the various other financings on which we received waivers. Three of our subsidiaries have indentures associated with their public debt that contain $5 million cross-acceleration provisions. These indentures state that should an event of default occur resulting in the acceleration of other debt obligations of such subsidiaries in excess of $5 million, the long-term debt obligations containing such provisions could be accelerated. The acceleration of our debt would adversely affect our liquidity position, and in turn, our financial condition. Our subsidiary, El Paso CGP Company, has not yet filed its financial statements for the second quarter of 2004, as required under several of its financing arrangements. We believe we will file El Paso CGP’s financial statements prior to any notice being given or within the allowed time frames under these financing arrangements such that there will be no event of default.

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

      During the six months ended June 30, 2004, we continued to reduce our debt as part of our Long-Range Plan announced in December 2003. Our activity during the six months ended June 30, 2004 is as follows (in millions):

Short-term financing obligations, including current maturities	$1,457

Long-term financing obligations	20,275

Securities of subsidiaries	447

Total debt and securities of subsidiaries as of December 31, 2003	22,179

Principal amounts borrowed	50

Repayments/retirements of principal(1)	(1,024)

Sales of entities(2)	(887)

Other	(37)

Total debt and securities of subsidiaries as of June 30, 2004	$20,281

(1)	Amount includes $250 million of repayments under our existing revolving credit facility and excludes $370 million of repayments of long-term debt related to our Aruba refinery classified as part of our discontinued operations prior to the sale of this facility in early 2004.

(2)	This debt was eliminated when we sold our interests in Mohawk River Funding IV and Utility Contract Funding.
     For a further discussion of our long-term debt and other financing obligations, and other credit facilities, see Item 1, Financial Statements, Note 11.
Capital Resources and Liquidity
Overview of Cash Flow Activities for the Six Months Ended June 30, 2004 and 2003
      For the six months ended June 30, 2004 and 2003, our cash flows are summarized as follows:

	2004
	(Restated)	2003

	(In millions)
Cash flows from continuing operating activities

Net loss before discontinued operations	$(85)	$(513)

Non-cash income adjustments	856	965

Changes in assets and liabilities	(636)	467

Cash flows from continuing operating activities	135	919

Cash flows from continuing investing activities	(91)	(1,241)

Cash flows from continuing financing activities	(62)	516

Change in cash and cash equivalents related to continuing operations	(18)	194

Discontinued operations

Cash flows from operating activities	161	95

Cash flows from investing activities	1,113	245

Cash flows from financing activities	(1,274)	(340)

Change in cash and cash equivalents related to discontinued operations	—	—

Total change in cash and cash equivalents	$(18)	$194

      During the first six months of 2004, we generated cash from several sources, including our principal continuing operations as well as through asset sales in both our continuing and discontinued operations. We used a major portion of that cash to fund our capital expenditures and to make payments to retire long-term debt. Overall, our cash sources and uses are summarized as follows (in billions):

Cash inflows from continuing operations

Cash flows from operating activities	$0.1

Net proceeds from the sale of assets and investments	0.2

Net change in restricted cash(1)	0.4

Other	0.2

Total cash inflows from continuing operations	0.9

Cash outflows from continuing operations

Additions to property, plant and equipment	(0.8)

Payments to retire long-term debt	(1.0)

Total cash outflows from continuing operations	(1.8)

Cash flows from discontinued operations

Cash from operations	0.1

Net proceeds from sale of assets	1.2

Payments to retire long-term debt	(0.4)

Total net cash inflows from discontinued operations	0.9

Net increase in cash	$—

(1)	Amounts consist primarily of the release of escrowed funds related to the Western Energy Settlement.
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

     Cash From Continuing Investing Activities
      Net cash used in our continuing investing activities was $0.1 billion for the six months ended June 30, 2004. Our investing activities consisted of the following (in billions):

Production exploration, development and acquisition expenditures	$(0.4)

Pipeline expansion, maintenance and integrity projects	(0.4)

Restricted cash activity(1)	0.4

Proceeds from the sale of assets and investments	0.2

Other	0.1

Total continuing investing activities	$(0.1)

(1)	Amounts consist primarily of the release of escrowed funds related to the Western Energy Settlement.
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

Commodity-based Derivative Contracts
      We use derivative financial instruments in our hedging activities, power contract restructuring activities and in our historical energy trading activities. The following table details the fair value of our commodity-based derivative contracts by year of maturity and valuation methodology as of June 30, 2004:

	Maturity	Maturity	Maturity	Maturity	Maturity	Total
	Less Than	1 to 3	4 to 5	6 to 10	Beyond	Fair
Source of Fair Value	1 year	Years	Years	Years	10 Years	Value

	(In millions)
Derivatives designated as hedges

Assets	$27	$47	$—	$—	$—	$74

Liabilities	(32)	(57)	(11)	(6)	—	(106)

Total derivatives designated as hedges	(5)	(10)	(11)	(6)	—	(32)

Assets from power contract restructuring derivatives(1)	133	270	220	323	—	946

Other commodity-based derivatives
Exchange-traded positions(2)

Assets	24	58	46	—	—	128

Liabilities	(53)	(8)	—	—	—	(61)
Non-exchange-traded positions

Assets	330	279	120	150	41	920

Liabilities(1)	(592)	(593)	(179)	(199)	(50)	(1,613)

Total other commodity-based derivatives	(291)	(264)	(13)	(49)	(9)	(626)

Total commodity-based derivatives	$(163)	$(4)	$196	$268	$(9)	$288

(1)	Includes $269 million of intercompany derivatives that eliminate in consolidation and had no impact on our consolidated assets and liabilities from price risk management activities for the six months ended June 30, 2004.

(2)	Exchange-traded positions are traded on active exchanges such as the New York Mercantile Exchange, the International Petroleum Exchange and the London Clearinghouse.
     Below is a reconciliation of our commodity-based derivatives for the period from January 1, 2004 to June 30, 2004:

		Derivatives
		from Power		Other		Total
	Derivatives	Contract		Commodity-		Commodity-
	Designated	Restructuring		Based		Based
	as Hedges	Activities		Derivatives		Derivatives

	(In millions)

Fair value of contracts outstanding at January 1, 2004	$(31)	$1,925		$(488)		$1,406

Fair value of contract settlements during the period	34	(1,037	)(1)	180		(823)

Change in fair value of contracts	(35)	58		(315	)(2)	(292)

Option premiums received, net	—	—		(3)		(3)

Net change in contracts outstanding during the period	(1)	(979)		(138)		(1,118)

Fair value of contracts outstanding at June 30, 2004	$(32)	$946		$(626)		$288

(1)	Includes $861 million and $75 million of derivative contracts sold in connection with the sale of Utility Contract Funding and Mohawk River Funding IV in 2004. See Item I, Financial Statements, Notes 4 and 6 for additional information on these sales.

(2)	In the second quarter of 2004, we reclassified a $69 million liability from our Western Energy Settlement obligation to our price risk management activities.

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

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2004		2004
	(Restated)(1)	2003	(Restated)(1)	2003

	(In millions)
Regulated Businesses

Pipelines	$308	$145	$694	$574
Unregulated Businesses

Production	204	312	408	758

Marketing and Trading	(152)	(298)	(316)	(732)

Power	102	185	(67)	(11)

Field Services	27	(56)	63	(29)

Segment EBIT	489	288	782	560

Corporate	9	(515)	36	(662)

Consolidated EBIT from continuing operations	498	(227)	818	(102)

Interest and debt expense	(410)	(463)	(833)	(877)

Distributions on preferred interests of consolidated subsidiaries	(6)	(17)	(12)	(38)

Income taxes	(48)	410	(58)	513

Income (loss) from continuing operations	34	(297)	(85)	(504)

Discontinued operations, net of income taxes	(29)	(939)	(106)	(1,154)

Cumulative effect of accounting changes, net of income taxes	—	—	—	(9)

Net income (loss)	$5	$(1,236)	$(191)	$(1,667)

(1)	The restatement of our 2004 financial statements affected the amount of losses on long-lived assets, earnings from unconsolidated affiliates and other income for certain foreign operations in our Power and Marketing and Trading segments and discontinued foreign operations, as well as the related taxes on these assets and investments. See Item 1, Financial Statements and Supplementary Data, Note 1 for a further discussion of the restatement and the manner in which our segments and other operations were affected.
Overview of Results of Operations
      For the six months ended June 30, 2004, our consolidated EBIT from continuing operations was $818 million of which $782 million was our segment EBIT. During the six months, our Pipelines, Production and Field Services segments contributed $1,165 million of combined EBIT. These positive contributions were partially offset by EBIT losses of $383 million in our Power and Marketing and Trading segments. The following overview summarizes the results of operations of our operating segments.

Pipelines	Our Pipelines segment generated EBIT of $694 million, which was generally consistent with our expectations for the period.

Production	Our Production segment generated EBIT of $408 million, which was above our expectations for the period. Higher than expected commodity prices and lower than expected depreciation costs, due to the impact of the reserve and hedge restatements in periods prior to 2004, more than offset lower than expected production volumes and higher than expected production costs.

Marketing and Trading	Our Marketing and Trading segment generated an EBIT loss of $316 million, which was below our expectations. The performance was driven primarily by mark-to-market losses in our natural gas portfolio due to natural gas price increases in the period. Our natural gas portfolio exposure was impacted by the hedge restatement in periods prior to 2004, resulting in a mark-to-market position that will result in losses if natural gas prices increase.

Power	Our Power segment generated an EBIT loss of $67 million, which was below our expectations for the period, primarily due to asset impairments of $302 million. These impairments were primarily related to events at two power plants in Brazil in the first quarter of 2004 that may make it difficult to extend their power sales agreements that expire in 2005 and 2006, and due to certain of our domestic operations which were sold or are being sold.

Field Services	Our Field Services segment generated EBIT of $63 million, which was consistent with our expectations for the period and impacted by the significant asset sales activity in the segment in 2003.
      For the remainder of 2004, we expect the trends discussed above to continue, given the historic stability in our pipeline business and the current favorable pricing environment for natural gas. We expect our EBIT to decline in our Field Services segment in the fourth quarter of 2004 as a result of the completion of sales of our interests in GulfTerra and a majority of our remaining processing assets. In our Power segment, we expect to generate additional EBIT losses as a result of liquidating our power contract restructuring derivatives and as we continue to sell our domestic power plant portfolio. Internationally, we continue to foresee challenges in our operating areas, particularly in Brazil where we have significant power investments. Finally, we anticipate our Marketing and Trading segment’s EBIT will continue to be volatile due to unpredictable changes in natural gas and power prices as they relate to our historical trading portfolio as we transition toward a core marketing business.
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

	Operating Segments

			Marketing
			and	Power	Field
	Pipelines	Production	Trading	(Restated)	Services	Corporate

	(In millions)
2004

Asset and investment impairments, net of gain (loss) on sale	$(1)	$—	$—	$(293)	$(11)	$8

Restructuring charges	(5)	(11)	(2)	(3)	(1)	(11)

Total	$(6)	$(11)	$(2)	$(296)	$(12)	$(3)

2003

Asset and investment impairments, net of gain (loss) on sale	$8	$5	$3	$(269)	$(75)	$(443)

Restructuring charges	(1)	(4)	(4)	(4)	(3)	(84)

Western Energy Settlement(1)	(159)	—	(6)	—	—	(3)

Total	$(152)	$1	$(7)	$(273)	$(78)	$(530)

(1)	Includes $44 million of accretion expense and other charges and is included in operations and maintenance expense in our consolidated statements of income.
     The following is a discussion of the comparative quarterly and six month period results, including a discussion of the items above, of each of our business segments as well as our corporate activities, interest and debt expense, distributions on preferred interests of consolidated subsidiaries, income taxes and the results of our discontinued operations.

Regulated Businesses — Pipelines Segment
      Our Pipelines segment owns and operates our interstate natural gas transmission businesses. For a further discussion of the business activities of our Pipelines segment, see our 2003 Annual Report on Form 10-K. Below are the operating results and analysis of these results for our Pipelines segment for the periods ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

Pipelines Segment Results	2004	2003	2004	2003

	(In millions, except volume amounts)

Operating revenues	$617	$620	$1,338	$1,373

Operating expenses	(357)	(508)	(730)	(877)

Operating income	260	112	608	496

Other income	48	33	86	78

EBIT	$308	$145	$694	$574

Throughput volumes (BBtu/d)(1)	19,935	18,993	21,223	21,268

(1)	Throughput volumes exclude volumes related to our equity investments in the Portland Natural Gas Transmission System and EPIC Energy Australia Trust which were sold in the fourth quarter of 2003 and second quarter of 2004. In addition, volumes exclude intrasegment activities. Throughput volumes includes volumes related to our Mexico investments which were transferred from our Power segment effective January 1, 2004.

Operating Results (EBIT)
      The following factors contributed to our overall EBIT increases of $163 million and $120 million for the quarter and six months ended June 30, 2004 as compared to the same periods ended June 30, 2003:

	Quarter Ended June 30,				Six Months Ended June 30,

				EBIT				EBIT
	Revenue	Expense	Other	Impact	Revenue	Expense	Other	Impact

	Favorable/(Unfavorable)				Favorable/(Unfavorable)
	(In millions)				(In millions)

ANR

Dakota contract termination	$(12)	$12	$–	$–	$(28)	$27	$–	$(1)

Contract remarketing/ restructurings	(6)	–	–	(6)	(26)	–	–	(26)

Southern Natural Gas Company (SNG)

Equity earnings from Citrus	–	–	15	15	–	–	6	6

Mainline expansions	9	(1)	(2)	6	19	(4)	(3)	12

EPNG

Western Energy Settlement — 2003	–	154	–	154	–	158	–	158

Lower power purchase costs in 2003	–	–	–	–	–	(4)	–	(4)

Risk sharing mechanism termination	(6)	–	–	(6)	(12)	–	–	(12)

Capacity obligation — former FR customers	–	–	–	–	(4)	–	–	(4)

CIG

Table Rock facility sold in 2003	–	(6)	–	(6)	–	(6)	–	(6)

Storage facility gas loss replacement – 2004	–	–	–	–	–	(6)	–	(6)

Change to regulated depreciation method	–	(2)	–	(2)	–	(4)	–	(4)

Other

Fuel recoveries, net of gas used	11	–	–	11	8	–	–	8

Favorable resolution of measurement dispute — TGP	–	–	–	–	10	–	–	10

Mexico investments(1)	2	(1)	5	6	5	(3)	8	10

Other	(1)	(5)	(3)	(9)	(7)	(11)	(3)	(21)

Total	$(3)	$151	$15	$163	$(35)	$147	$8	$120

(1)	Transferred from our Power segment effective January 1, 2004.

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
      EPNG’s risk sharing provision, which provided revenue net of its sharing obligations, expired at the end of 2003 and will continue to unfavorably impact our comparative EBIT, as reflected above, for the remainder of 2004. The impact of the capacity obligation for former full requirements (FR) customers reflected above terminated with the completion of Phases I and II of EPNG’s Line 2000 Power-up project in 2004. As a result, EPNG is now able to re-market this capacity; however, it must demonstrate that such sales do not adversely impact its service to its firm customers and it is at risk for portions of the capacity that were turned back to EPNG on a permanently released basis.
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
Unregulated Businesses — Production Segment
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

January-October 2004	820 MMcfe/d

Month of October 2004	761 MMcfe/d
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
      In 2004, we have entered into the following additional hedges on our future natural gas and oil production:

		Average
	Volume	Hedge Price
	(BBtu)	(per MMbtu)	Duration

Natural gas	5,325	$5.62	July 2004-May 2007

		Average
	Volume	Hedge Price
	(MBbls)	(per Bbl)	Duration

Oil (Brazil)	1,119	$35.15	August 2004-December 2007
      In addition, in the fourth quarter of 2004, we entered into additional transactions in our Marketing and Trading segment designed to provide price protection to El Paso from natural gas price declines in 2005 and 2006. These “put” contracts will be marked-to-market in the operating results of our Marketing and Trading segment and will not be treated as hedges for accounting purposes in the operating results of our Production segment. These contracts will provide El Paso with a floor price of $6.00 per MMBtu on 60 TBtu of our natural gas production in 2005 and 120 TBtu in 2006. El Paso paid a premium of approximately $67 million, or $0.37 per MMBtu, for the transactions and, as a result, will have no future cash margin requirements under the contracts.
      Further, we are reviewing a separate strategy under which we would designate certain of the natural gas derivatives that are currently marked to market in our Marketing and Trading segment as hedges of our natural gas production. Transactions of this type would be treated as hedges for accounting purposes and would generally have the effect of hedging a portion of our natural gas production volumes at current market prices, while reducing the earnings exposure in our Marketing and Trading segment to future natural gas price changes. These derivative hedge designations would have no impact on the company’s overall cash flow in any period, but would impact the timing of recognizing the changes in the fair value of these derivatives in El Paso’s overall operating results.

Operating Results
      Below are the operating results and analysis of these results for each of the periods ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

Production Segment Results	2004	2003	2004	2003

	(In millions, except volumes and prices)

Operating revenues:

Natural gas	$363	$494	$731	$1,126

Oil, condensate and liquids	66	67	143	169

Other	1	7	2	8

Total operating revenues	430	568	876	1,303

Transportation and net product costs	(13)	(20)	(27)	(50)

Total operating margin	417	548	849	1,253

Operating expenses:

Depreciation, depletion and amortization	(131)	(141)	(271)	(299)

Production costs(1)	(44)	(54)	(86)	(114)

Other charges(2)	(2)	4	(11)	1

General and administrative expenses	(37)	(47)	(73)	(91)

Taxes, other than production and income taxes	(1)	(2)	(3)	(5)

Total operating expenses(3)	(215)	(240)	(444)	(508)

Operating income	202	308	405	745

Other income	2	4	3	13

EBIT	$204	$312	$408	$758

Volumes, prices and costs per unit:
Natural gas

Volumes (MMcf)	61,535	93,241	127,234	191,117

Average realized prices including hedges ($/Mcf)(4)	$5.90	$5.30	$5.75	$5.89

Average realized prices excluding hedges ($/Mcf)(4)	$5.95	$5.34	$5.81	$6.05

Average transportation costs ($/Mcf)	$0.14	$0.18	$0.15	$0.20

Oil, condensate and liquids

Volumes (MBbls)	1,937	2,577	4,647	6,169

Average realized prices including hedges ($/Bbl)(4)	$34.11	$26.14	$30.86	$27.34

Average realized prices excluding hedges ($/Bbl)(4)	$34.11	$26.86	$30.86	$28.12

Average transportation costs ($/Bbl)	$1.54	$0.94	$1.35	$0.98

Production costs ($/Mcfe)

Average lease operating costs	$0.51	$0.38	$0.50	$0.35

Average production taxes	0.09	0.12	0.06	0.15

Total production cost(1)	$0.60	$0.50	$0.56	$0.50

Average general and administrative expenses ($/Mcfe)	$0.51	$0.43	$0.47	$0.40

Unit of production depletion cost ($/Mcfe)	$1.64	$1.22	$1.61	$1.23

(1)	Production costs include lease operating costs and production related taxes (including ad valorem and severance taxes).

(2)	Includes restructuring charges and gains on asset sales.

(3)	Transportation costs are included in operating expenses on our consolidated statements of income.

(4)	Prices are stated before transportation costs.

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

	Variance

Production Revenue Variance Analysis	Prices	Volumes	Hedges	Total

	(In millions)

Natural gas	$38	$(169)	$—	$(131)

Oil, condensate and liquids	14	(17)	2	(1)

	$52	$(186)	$2	(132)

Other				(6)

Total operating revenue variance				$(138)

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

	Variance

Production Revenue Variance Analysis	Prices	Volumes	Hedges	Total

	(In millions)

Natural gas	$(30)	$(386)	$21	$(395)

Oil, condensate and liquids	12	(43)	5	(26)

	$(18)	$(429)	$26	(421)

Other				(6)

Total operating revenue variance				$(427)

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
Unregulated Business — Marketing and Trading Segment
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
      As discussed in our Production segment, in the fourth quarter of 2004, we entered into additional transactions designed to provide protection to El Paso from natural gas price declines in 2005 and 2006. These “put” contracts will provide El Paso with a floor price of $6.00 per MMBtu on 60 TBtu of our Production segment’s natural gas production in 2005 and 120 TBtu in 2006. Under these contracts, we will generally have mark-to-market earnings if the current and future price of natural gas declines in any given period and losses if the current and future price of natural gas increases in any given period. We paid a premium of approximately $67 million, or $0.37 per MMBtu, for the transactions and, as a result, will have no future cash margin requirements under the contracts.
      Further, we are reviewing a strategy under which certain of our fixed price natural gas derivatives that are currently marked to market would be designated as hedges of the natural gas production in our Production segment. Transactions of this type would generally be treated as hedges for accounting purposes and would have the effect of hedging a portion of the natural gas production volumes in our Production segment at current market prices while reducing our earnings exposure to future natural gas price changes. These derivative hedge designations would have no impact on El Paso’s overall cash flow in any period, but would impact the timing of recognizing the changes in the fair value of these derivatives in El Paso’s overall operating results.
      Our operations primarily consist of the management of our trading portfolio and the marketing of our Production segment’s natural gas and oil production. Below are our segment operating results and an analysis of these results for the periods ended June 30:
          Marketing and Trading Segment Results

			Six Months Ended
	Quarter Ended		June 30,
	June 30,
			2004
	2004	2003	(Restated)	2003

	(In millions)

Gross margin(1)	$(141)	$(275)	$(300)	$(665)

Operating expenses	(13)	(31)	(29)	(82)

Operating loss	(154)	(306)	(329)	(747)

Other income	2	8	13	15

EBIT	$(152)	$(298)	$(316)	$(732)

(1)	Gross margin consists of revenues from commodity trading and origination activities less the costs of commodities sold, including changes in the fair value of our derivative contracts.

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003
      For the quarter ended June 30, 2004, our gross margin improved by $134 million compared to the same period in 2003. This improvement was primarily due to a $208 million decrease in the fair value of our derivatives, principally our natural gas contracts, during 2003 compared to a $95 million decrease in the fair value of our trading positions during 2004. We sell natural gas at a fixed price in many of our trading contracts. The increase in natural gas futures prices in the second quarter of 2003 was more significant than the increase in the second quarter of 2004, resulting in a decrease in the fair value of these derivatives in the second quarter of 2003 that was greater than the same period in 2004. In addition, our Cordova derivative tolling agreement’s fair value decreased by $18 million in 2004 compared to a $31 million decrease in 2003. The Cordova power plant sells the power it generates into a power market that was incorporated into the Pennsylvania/ New Jersey/ Maryland (PJM) power pool in May 2004. We believe that this will improve the Cordova power plant’s ability to sell its power into the marketplace and, as a result, will improve the liquidity of our tolling contract with that power plant. This also changed the relationship between the forecasted power and natural gas prices used to determine the fair value of our Cordova tolling agreement. We believe that these changes will improve the overall value of the contract and will reduce the volatility of the fair value of the contract in the future. However, we continue to evaluate the impact that this change will have on the fair value of the Cordova tolling agreement over its term, which extends through 2019.
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

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003
      For the six months ended June 30, 2004, our gross margin improved by $365 million compared to the same period in 2003. This improvement was primarily due to a $522 million decrease in the fair value of our derivatives, principally our natural gas contracts, during 2003 compared to a $243 million decrease in the fair value of our trading positions during 2004. Included in the 2003 fair value decrease was $81 million of losses incurred on the settlement of our natural gas contracts in the first quarter of 2003. These losses resulted from a high volume of settlements and significant increases in natural gas prices during each of the first three months of 2003. Also contributing to this improvement was $41 million of losses related to the early termination of some of our derivative and non-derivative contracts in 2003, compared to less than $1 million in 2004. Our non-derivative contracts also had settlement losses of $68 million in 2004 compared to $95 million in 2003, which primarily related to demand charges we could not recover on existing transportation contracts. Partially offsetting these improvements was a decrease in our Cordova derivative tolling agreement’s fair value of $3 million in 2004 compared to a $7 million increase in 2003.
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

Unregulated Businesses — Power Segment
      Our Power segment has three primary business activities: domestic power plant operations, domestic power contract restructuring activities and international power plant operations. Below are the operating results, a summary of the operating results of each of its activities and an analysis of these results for the periods ended June 30:

			Six Months Ended
	Quarter Ended		June 30,
	June 30,
			2004
Power Segment Results	2004	2003	(Restated)	2003

	(In millions)

Gross margin(1)	$194	$255	$354	$434

Operating expenses	(138)	(187)	(502)	(371)

Operating income (loss)	56	68	(148)	63

Other income (expense)	46	117	81	(74)

EBIT	$102	$185	$(67)	$(11)

Domestic Power

Domestic power plant operations	7	50	8	(211)

Domestic power contract restructuring business	34	53	(40)	81
International Power

Brazilian power operations	50	51	(45)	73

Other international power operations	20	40	31	67

Other(2)	(9)	(9)	(21)	(21)

EBIT	$102	$185	$(67)	$(11)

(1)	Gross margin consists of revenues from our power plants and the initial net gains and losses incurred in connection with the restructuring of power contracts, as well as the subsequent revenues, cost of electricity purchases and changes in fair value of those contracts. The cost of fuel used in the power generation process is included in operating expenses.

(2)	Our other power operations consist of the indirect expenses and general and administrative costs associated with our domestic and international operations, including legal, finance and engineering costs, and the costs of carrying our power turbine inventory. Direct general and administrative expenses of our domestic and international operations are included in EBIT of those operations.
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
          Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003
      For the six months ended June 30, 2004, the EBIT generated by our domestic power plant operations was $219 million higher than the same period in 2003. This increase was primarily due to a decrease in the amount of impairments in 2004 compared to 2003. In 2003, we recognized a $207 million impairment on our investment in Chaparral and an $86 million loss due to the write-off of receivables as a result of the transfer of our interest in the Milford power facility to the plant’s lenders. In 2004, we recognized impairments of $45 million on our domestic power plants to adjust the carrying value of these plants to the expected sales price. Offsetting this net increase was lower operating income in 2004 of $44 million from our East Coast Power facility which was sold during 2003. The majority of our domestic plants were sold in the third quarter of 2004.

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

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003
      Brazil. During the first quarter of 2003, we conducted a majority of our power plant operations in Brazil through Gemstone, an unconsolidated joint venture. In the second quarter of 2003, we acquired the joint venture partner’s interest in Gemstone and began consolidating Gemstone’s debt and its interests in the Macae and Porto Velho power plants. As a result, our operating results during the first quarter of 2003 include the equity earnings we earned from Gemstone, while our consolidated operating results for the second quarter of 2003 and the first six months of 2004 include the revenues, expenses and equity earnings from Gemstone’s assets.
      For the six months ended June 30, 2004, the EBIT loss generated by our Brazilian power plant operations was $45 million compared to EBIT of $73 million in the same period in 2003. Our 2004 EBIT loss was primarily due to $151 million of impairments of the Manaus and Rio Negro power plants due to events in the first quarter of 2004 that may make it difficult to extend their power sales agreements that expire in 2005 and 2006. These losses were partially offset by $86 million of operating income from our Macae power plant and $14 million from our Porto Velho power plant in 2004.
      Our 2003 EBIT included $17 million of equity earnings from Gemstone, which primarily included the operating results from the Macae and Porto Velho power plants above and the cost of the debt held by Gemstone during the first three months of 2003. During the second quarter of 2003, our Macae and Porto Velho power plants generated operating income of $41 million and $9 million.
      Other International. For the six months ended June 30, 2004, the EBIT generated by our other international power operations was $36 million lower than the same period in 2003. The decrease was primarily due to a $24 million gain on the sale of our CAPSA/CAPEX investments in Argentina in 2003. Also contributing to the decrease was $8 million of EBIT generated by our investments in Mexico in 2003, the majority of which were transferred to the Pipelines segment effective January 1, 2004. Partially offsetting these decreases was an increase of $9 million in the equity earnings from two of our Asian equity investments in 2004 when compared to the same period in 2003.
      We are currently in the process of selling a number of our domestic and international power assets. As these sales occur and as sales agreements are negotiated and approved, it is possible that impairments of these assets may occur, and these impairments may be material.
Unregulated Businesses — Field Services Segment
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
      During 2003, the primary source of earnings in our Field Services segment was from our equity investment in GulfTerra. Our sale of an effective 50 percent interest in GulfTerra’s general partner in December 2003 as well as the completion of the sale in September 2004 of our remaining interest in the general partner of GulfTerra (upon which we received cash and a 9.9 percent interest in the general partner of Enterprise Products GP, LLC) has and will continue to result in lower equity earnings in 2004. Additionally, prior to these sales, we received management fees under an agreement to provide operational and administrative services to the partnership. Upon the closing of the merger of GulfTerra and Enterprise, these fees and many of the internal costs of providing these management services were eliminated. We have also agreed to provide a total of $45 million in payments to Enterprise during the three years after the merger becomes effective.
      We are reimbursed for costs paid directly by us on the partnership’s behalf. For the six months ended June 30, 2004 and 2003, we were reimbursed for expenses incurred on behalf of the partnership of approximately $45 million and $46 million, of which $23 and $22 were incurred in the second quarter of 2004 and 2003.

      During 2004, our earnings and cash distributions received from GulfTerra were as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	Earnings	Cash	Earnings	Cash
	Recognized	Received	Recognized	Received

	(In millions)

General partner’s share of distributions	$21	$22	$42	$43

Proportionate share of income available to common unit holders	3	7	8	14

Series C units	5	8	10	16

Gains on issuance by GulfTerra of its common units	—	—	3	—

	$29	$37	$63	$73

      For a discussion of our ownership interests in GulfTerra and our activities with the partnership, see Item 1, Financial Statements, Note 16. For a further discussion of the business activities of our Field Services segment, see our 2003 Annual Report on Form 10-K. Below are the operating results and analysis of these results for our Field Services segment for the periods ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

Field Services Segment Results	2004	2003	2004	2003

	(In millions, except volumes and prices)

Processing and gathering gross margins(1)	$44	$29	$89	$76

Operating expenses	(37)	(44)	(72)	(91)

Operating income (loss)	7	(15)	17	(15)

Other income (expense)	20	(41)	46	(14)

EBIT	$27	$(56)	$63	$(29)

Volumes and Prices:
Processing

Volumes (inlet BBtu/d)	3,135	3,202	3,189	3,254

Prices ($/MMBtu)	$0.12	$0.08	$0.12	$0.09

Gathering

Volumes (BBtu/d)	251	444	218	510

Prices ($/MMBtu)	$0.11	$0.18	$0.11	$0.20

(1)	Gross margins consist of operating revenues less cost of products sold. We believe this measurement is more meaningful for understanding and analyzing our operating results because commodity costs play such a significant role in the determination of profit from our midstream activities.

     For the quarter and six months ended June 30, 2004, our EBIT was $83 million and $92 million higher than the same periods in 2003. Below is a summary of significant factors affecting EBIT.

	Quarter Ended June 30,				Six Months Ended June 30,

	Gross	Operating	Other	EBIT	Gross	Operating	Other	EBIT
	Margin	Expense	Income	Impact	Margin	Expense	Income	Impact

	Favorable (Unfavorable)
	(In millions)

Higher NGL Prices

Processing	$11	$—	$—	$11	$24	$—	$—	$24

Javelina equity investment	—	—	4	4	—	—	8	8

Lower fuel and transportation costs	4	—	—	4	9	—	—	9

Asset sales

Impact of reduced operations	(6)	11	—	5	(20)	26	—	6

Net gains recorded in 2003	—	(6)	—	(6)	—	(5)	—	(5)

Impairments(1)	—	—	80	80	—	—	80	80

Investment in GulfTerra

Higher SAB 51 gains in 2003	—	—	(12)	(12)	—	—	(9)	(9)

Minority interest	—	—	(11)	(11)	—	—	(21)	(21)

Other	6	2	—	8	—	(2)	2	—

	$15	$7	$61	$83	$13	$19	$60	$92

(1)	Our equity investments in Dauphin Island and Mobile Bay were impaired in 2003 based on anticipated losses on the sales of these investments. These sales were completed in the third quarter of 2004.
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

      For the periods ended June 30, 2004, EBIT in our corporate operations were higher than the same period in 2003 due to the following:

	Increase in	Increase in
	EBIT for	EBIT for six
	quarter ended	months ended
	June 30, 2004	June 30, 2004
	compared to	compared to
	2003	2003

	(In millions)

Lower impairments on the assets in our telecommunications business	$396	$412

Lower foreign currency losses on Euro-denominated debt	51	96

Lower impairments and contract terminations in our LNG business	20	85

Lower losses on early extinguishment of debt	37	37

Lower employee severance, retention and transition costs	13	29

Other increases	7	39

Total increase in EBIT	$524	$698

      We have a number of pending litigation matters, including shareholder and other lawsuits filed against us. We are currently evaluating each of these suits as to their merits and our defenses. Adverse rulings against us and/or unfavorable settlements related to these and other legal matters would impact our future results. Additionally, during 2004, we hedged an additional €100 million of our Euro-denominated debt, which we expect will continue to reduce our exposure to foreign currency fluctuations. As discussed in Item 1, Financial Statements, Note 5, we incurred relocation charges of approximately $30 million in the third quarter of 2004 related to the consolidation of our Houston-based operations. We estimate the total charge will be approximately $80 million to $100 million.
Interest and Debt Expense
      Interest and debt expense for the quarter and six months ended June 30, 2004, was $53 million and $44 million lower than the same periods in 2003. Below is an analysis of our interest expense for the periods ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In millions)

Long-term debt, including current maturities	$383	$415	$780	$786

Revolving credit facilities	27	35	55	55

Other interest	8	18	16	46

Capitalized interest	(8)	(5)	(18)	(10)

Total interest and debt expense	$410	$463	$833	$877

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
Income Taxes
      Income taxes included in our income (loss) from continuing operations and our effective tax rates for the periods ended June 30 were as follows:

			Six Months Ended
	Quarter Ended June 30,		June 30,

	2004		2004
	(Restated)	2003	(Restated)	2003

	(In millions, except for rates)

Income taxes	$48	$(410)	$58	$(513)

Effective tax rate	59%	58%	(215)%	50%
      Our effective tax rates were different than the statutory tax rate of 35 percent primarily due to:

•	state income taxes, net of federal income tax benefit;

•	foreign income taxed at different rates, including impairments of certain of our foreign investments;

•	earnings from unconsolidated affiliates where we anticipate receiving dividends; and

•	non-deductible dividends on the preferred stock of subsidiaries.
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
Discontinued Operations
      Our loss from discontinued operations for 2004 has been restated to adjust the amount of losses on sales of assets and investments and related tax adjustments in our discontinued Canadian exploration and production operations and petroleum markets operations which had CTA balances. For a further discussion see Part I, Item 1, Financial Statements, Note 1.

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
      For the six months ended June 30, 2004, the loss from our discontinued operations was $106 million compared to a loss of $1,154 million during the same period in 2003. In 2004, $29 million of losses from discontinued operations related to our Canadian and certain other international production operations, primarily from impairments, and $77 million was from our petroleum markets activities, primarily related to losses on the completed sales of our Eagle Point and Aruba refineries along with other operational and severance costs. The losses in 2003 related to impairment charges on our Aruba and Eagle Point refineries and on chemical assets, all as a result of the decision by our Board of Directors to exit and sell these businesses.
Commitments and Contingencies
      See Item 1, Financial Statements, Note 12, which is incorporated herein by reference.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING STATEMENTS
      We have made statements in this document that constitute forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning possible or assumed future results of operations. The words “believe,” “expect,” “estimate,” “anticipate” and similar expressions will generally identify forward-looking statements. These statements may relate to information or assumptions about:

•	earnings per share;

•	capital and other expenditures;

•	dividends;

•	financing plans;

•	capital structure;

•	liquidity and cash flow;

•	credit ratings;

•	pending legal proceedings, claims and governmental proceedings, including environmental matters;

•	future economic performance;

•	operating income;

•	management’s plans; and

•	goals and objectives for future operations.
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
      During 2003, we initiated a project to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX), which will apply to us at December 31, 2004. This project entailed a detailed review and documentation of the processes that impact the preparation of our financial statements, an assessment of the risks that could adversely affect the accurate and timely preparation of those financial statements, and the identification of the controls in place to mitigate the risks of untimely or inaccurate preparation of those financial statements. Following the documentation of these processes, we initiated an internal review or “walk-through” of these financial processes by the financial management responsible for those processes to evaluate the design effectiveness of the controls identified to mitigate the risk of material misstatements occurring in our financial statements. We also initiated a detailed process to evaluate the operating effectiveness of our controls over financial reporting. This process involves testing the controls for effectiveness, including a review and inspection of the documentary evidence supporting the operation of the controls on which we are placing reliance.
      In September 2004, we completed investigations surrounding matters that gave rise to a restatement of our historical financial statements for the period from 1999 to 2002 and the first nine months of 2003. These investigations identified a number of internal control weaknesses which we reported as material control weaknesses in our 2003 Annual Report on Form 10-K.
      The following are the internal control deficiencies related to the restatements of our historical financial statements, and those identified as a result of our SOX implementation which we have previously disclosed:

•	A weak control environment surrounding the booking of proved natural gas and oil reserves in our Production segment;

•	Inadequate controls over access to our proved natural gas and oil reserve system;

•	Inadequate documentation of policies and procedures related to booking proved natural gas and oil reserves;

•	Inadequate documentation of accounting conclusions related to complex accounting standards;

•	Lack of formal documentation and communication of policies and procedures with respect to accounting matters;

•	Ineffective monitoring activities to ensure compliance with existing policies, procedures and accounting conclusions (in some cases as a result of inadequate staffing);

•	Lack of formal evidence to substantiate monitoring activities were adequately performed (e.g. monitoring activities, such as meetings and report reviews, were not always documented in a way to objectively confirm the monitoring activities occurred);

•	Inadequate change management and security access to our information systems (e.g., program developers were allowed to migrate system changes into production and passwords for some of our applications did not adhere to the corporate policy for passwords);

•	Lack of segregation of duties related to manual journal entry preparation and procurement activities (e.g., our financial accounting system was not designed to prevent the same person from posting an entry that prepared the entry and a buyer of goods could also receive for the goods); and

•	Untimely preparation and review of volume and account reconciliations.

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

Section 404 of SOX by December 31, 2004. Consequently, we have made the following changes to our internal controls during 2004:

•	Added members to our Board of Directors, including our Audit Committee, and our executive management team with extensive experience in the natural gas and oil industry;

•	Formed an internal committee to provide oversight of the proved natural gas and oil reserve estimation process, which is staffed with appropriate technical, financial reporting and legal expertise;

•	Continued the use of an independent third-party reserve engineering firm, selected by and reporting annually to the Audit Committee of the Board of Directors, to perform an independent assessment of our proved natural gas and oil reserves;

•	Formed a centralized proved natural gas and oil reserve evaluation and reporting function, staffed primarily with newly hired personnel that have extensive industry experience, that is separate from the operating divisions and reports to the president of Production and Non-regulated Operations;

•	Restricted security access to the proved natural gas and oil reserve system to the centralized reserve reporting staff;

•	Revised our documentation of procedures and controls for estimating proved natural gas and oil reserves;

•	Enhanced internal audit reviews to monitor booking of proved natural gas and oil reserves;

•	Implemented standard information system policies and procedures to enforce change management and segregation of responsibilities when migrating programming changes to production and strengthened security policies and procedures around passwords for applications and databases;

•	Modified systems and procedures to ensure appropriate segregation of responsibilities for manual journal entry preparation and procurement activities;

•	Formalized our account reconciliation policy and completed all material account reconciliations; and

•	Developed and implemented formal training to educate company personnel on management’s responsibilities mandated by SOX Section 404, the components of the internal control framework on which we rely and its relationship to our company values including accountability, stewardship, integrity and excellence.
      We are in the process of implementing the following changes to our internal controls, which we expect to have implemented by December 31, 2004:

•	Improved training regarding SEC guidelines for booking proved natural gas and oil reserves;

•	Formal communication of procedures for documenting accounting conclusions involving interpretation of complex accounting standards, including identification of critical factors that support the basis for our conclusion;

•	Evaluation, formalization and communication of required policies and procedures;

•	Improved monitoring activities to ensure compliance with policies, procedures and accounting conclusions; and

•	Review of the adequacy, proficiency and training of our finance and accounting staff.
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
      In addition, as disclosed in footnote 1 to the financial statements included in this Form 10-Q/A, we have restated our financial statements for the three and six months ended June 30, 2004. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended, our management’s report identified material weaknesses in our internal control over financial reporting in a number of areas. In the process of subsequently remediating the material weakness in internal control over financial reporting in the area of identification, capture and communication of financial data used for accounting for non-routine transactions or activities, we recently identified the errors leading to the restatement reflected in this Form 10-Q/A. This material weakness as well as the other material weaknesses in internal control over financial reporting and our remediation efforts are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended.

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

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, El Paso Corporation duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO CORPORATION
Date: July 8, 2005

/s/ D. Dwight Scott

D. Dwight Scott
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: July 8, 2005

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