Form 10-Q/A
period 2004-09-30
EL PASO CORP/DE
filed 2005-07-08
CIK 1066107

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

i

EXPLANATORY NOTE
      As disclosed in our 2004 Annual Report on Form-K, as amended, our 2004, 2003 and 2002 financial statements were restated for several matters. Our 2002 financial statements were restated to reflect a correction in the manner in which we adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Our 2003 and 2004 financial statements were restated to reflect adjustments resulting from errors in the accounting and reporting for foreign currency translation adjustments (CTA) and related tax adjustments. This Form 10-Q, as amended, is being filed to reflect the effects of those restatements in our historical financial statements interim period ended September 30, 2004. For a further discussion of these restatements, see our 2004 Annual Report on Form 10-K, as amended, and Note 1 of this Form 10-Q, as amended.
      The restatements affect disclosures and tabular amounts in Item 1, Financial Statements and Supplementary Data; Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Item 4, Controls and Procedures.

ii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EL PASO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per common share amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

		2003	2004	2003
	2004	(Restated)	(Restated)	(Restated)

Operating revenues	$1,429	$1,714	$4,510	$5,111

Operating expenses
Cost of products and services	390	362	1,215	1,415
Operation and maintenance	507	453	1,281	1,634
Depreciation, depletion and amortization	270	283	808	897
Loss on long-lived assets	550	54	805	463
Taxes, other than income taxes	67	81	197	229

	1,784	1,233	4,306	4,638

Operating income (loss)	(355)	481	204	473
Earnings from unconsolidated affiliates	617	79	802	31
Other income	36	49	146	132
Other expense	(21)	—	(57)	(129)
Interest and debt expense	(396)	(475)	(1,229)	(1,352)
Distributions on preferred interests of consolidated subsidiaries	(6)	(7)	(18)	(45)

Income (loss) before income taxes	(125)	127	(152)	(890)
Income taxes	77	62	135	(451)

Income (loss) from continuing operations	(202)	65	(287)	(439)
Discontinued operations, net of income taxes	(12)	(41)	(118)	(1,195)
Cumulative effect of accounting changes, net of income taxes	—	—	—	(9)

Net income (loss)	$(214)	$24	$(405)	$(1,643)

Basic and diluted income (loss) per common share
Income (loss) from continuing operations	$(0.31)	$0.11	$(0.45)	$(0.74)
Discontinued operations, net of income taxes	(0.02)	(0.07)	(0.18)	(2.00)
Cumulative effect of accounting changes, net of income taxes	—	—	—	(0.02)

Net income (loss) per common share	$(0.33)	$0.04	$(0.63)	$(2.76)

Basic and diluted average common shares outstanding	639	596	639	596

Dividends declared per common share	$0.04	$0.04	$0.12	$0.12

See accompanying notes.

EL PASO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	September 30,	December 31,
	2004	2003
	(Restated)	(Restated)

ASSETS
Current assets
Cash and cash equivalents	$2,329	$1,429
Accounts and notes receivable
Customers, net of allowance of $196 in 2004 and $272 in 2003	1,280	2,039
Affiliates	123	189
Other	231	245
Inventory	154	181
Assets from price risk management activities	325	706
Assets held for sale and from discontinued operations	480	2,538
Restricted cash	234	590
Deferred income taxes	563	593
Other	258	413

Total current assets	5,977	8,923

Property, plant and equipment, at cost
Pipelines	19,175	18,563
Natural gas and oil properties, at full cost	14,884	14,689
Power facilities	1,544	1,660
Gathering and processing systems	167	334
Other	890	998

	36,660	36,244
Less accumulated depreciation, depletion and amortization	18,035	18,049

Total property, plant and equipment, net	18,625	18,195

Other assets
Investments in unconsolidated affiliates	2,910	3,409
Assets from price risk management activities	1,555	2,338
Goodwill and other intangible assets, net	424	1,082
Other	2,162	2,996

	7,051	9,825

Total assets	$31,653	$36,943

See accompanying notes.

EL PASO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(In millions, except share amounts)
(Unaudited)

	September 30,	December 31,
	2004	2003
	(Restated)	(Restated)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable
Trade	$938	$1,552
Affiliates	13	26
Other	385	438
Short-term financing obligations, including current maturities	1,554	1,457
Liabilities from price risk management activities	599	734
Western Energy Settlement	44	633
Liabilities related to assets held for sale and discontinued operations	149	933
Accrued interest	359	391
Other	787	910

Total current liabilities	4,828	7,074

Long-term financing obligations	17,673	20,275

Other
Liabilities from price risk management activities	1,046	781
Deferred income taxes	1,580	1,558
Western Energy Settlement	342	415
Other	1,910	2,047

	4,878	4,801

Commitments and contingencies
Securities of subsidiaries	366	447

Stockholders’ equity
Common stock, par value $3 per share; authorized 1,500,000,000 shares; issued 650,956,586 shares in 2004 and 639,299,156 shares in 2003	1,952	1,917
Additional paid-in capital	4,557	4,576
Accumulated deficit	(2,267)	(1,862)
Accumulated other comprehensive income	(84)	(40)
Treasury stock (at cost); 7,522,799 shares in 2004 and 7,097,326 shares in 2003	(224)	(222)
Unamortized compensation	(26)	(23)

Total stockholders’ equity	3,908	4,346

Total liabilities and stockholders’ equity	$31,653	$36,943

See accompanying notes.

EL PASO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,

	2004	2003
	(Restated)(1)	(Restated)(1)

Cash flows from operating activities
Net loss	$(405)	$(1,643)
Less loss from discontinued operations, net of income taxes	(118)	(1,195)

Net loss before discontinued operations	(287)	(448)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation, depletion and amortization	808	897
Loss on long-lived assets	805	463
Earnings from unconsolidated affiliates, adjusted for cash distributions	(579)	224
Deferred income tax expense (benefit)	99	(482)
Cumulative effect of accounting changes	—	9
Other non-cash items	146	412
Asset and liability changes	(384)	633

Cash provided by continuing operations	608	1,708
Cash provided by discontinued operations	191	58

Net cash provided by operating activities	799	1,766

Cash flows from investing activities
Additions to property, plant and equipment	(1,246)	(1,868)
Purchases of interests in equity investments	(26)	(25)
Net proceeds from the sale of assets and investments	1,758	1,382
Cash paid for acquisitions, net of cash acquired	(47)	(1,078)
Net change in restricted cash	470	(137)
Other	108	(42)

Cash provided by (used in) continuing operations	1,017	(1,768)
Cash provided by discontinued operations	1,140	297

Net cash provided by (used in) investing activities	2,157	(1,471)

Cash flows from financing activities
Payments to retire long-term debt and other financing obligations	(1,705)	(2,091)
Net repayments under short-term debt and credit facilities	—	(250)
Net proceeds from the issuance of long-term debt and other financing obligations	50	3,433
Dividends paid	(75)	(178)
Payments to redeem preferred interests of consolidated subsidiaries	—	(1,177)
Contributions from discontinued operations	966	355
Issuances of common stock, net	73	—
Other	(34)	20

Cash provided by (used in) continuing operations	(725)	112
Cash used in discontinued operations	(1,331)	(355)

Net cash used in financing activities	(2,056)	(243)

Increase in cash and cash equivalents	900	52
Cash and cash equivalents
Beginning of period	1,429	1,591

End of period	$2,329	$1,643

(1)	Only individual line items in cash flows from operating activities have been restated. Total cash flows from continuing operating, investing and financing activities, as well as discontinued operations, were unaffected.
See accompanying notes.

EL PASO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

		2003	2004	2003
	2004	(Restated)	(Restated)	(Restated)

Net income (loss)	$(214)	$24	$(405)	$(1,643)

Foreign currency translation adjustments (net of income taxes of less than $1 and $51 in 2004, and less than $1 in 2003)	3	4	(17)	120
Unrealized net gains (losses) from cash flow hedging activity
Unrealized mark-to-market gains (losses) arising during period (net of income taxes of $33 and $45 in 2004 and $8 and $50 in 2003)	(47)	38	(70)	108
Reclassification adjustments for changes in initial value to the settlement date (net of income taxes of $3 and $18 in 2004 and less than $1 and $27 in 2003)	4	(2)	43	(61)

Other comprehensive income (loss)	(40)	40	(44)	167

Comprehensive income (loss)	$(254)	$64	$(449)	$(1,476)

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
     Restatements
      Overview. As disclosed in our 2004 Annual Report on Form 10-K, as amended, our 2004, 2003 and 2002 financial statements were restated for several matters. Our 2002 financial statements were restated to reflect a correction in the manner in which we adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Our 2003 and 2004 financial statements were restated to reflect adjustments resulting from errors in the accounting and reporting for foreign currency translation adjustments (CTA) and related tax adjustments. This Form 10-Q, as amended, is being filed to reflect the effects of those restatements in our historical financial statements for the interim period ended September 30, 2004. Each restatement is further discussed below.
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
      In conjunction with the revisions for CTA, we also determined that upon initially recognizing deferred income taxes on certain of our foreign operations, we did not properly allocate taxes to CTA. As a result, we should have recognized an additional income tax expense in the first quarter of 2004 upon the sale of our discontinued Canadian exploration and production operations, and additional tax expense in the second quarter of 2004 upon the sale of an Australian.
      Goodwill. During the completion of the financial statements for the year ended December 31, 2004, we identified an error in the manner in which we had originally adopted the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, in 2002. Upon adoption of these standards, we incorrectly adjusted the cost of investments in unconsolidated affiliates and the cumulative effect of change in accounting principle for the excess of our share of the affiliates’ fair value of net assets over their original cost, which we believed was negative goodwill. The amount originally recorded as a cumulative effect of accounting change was $154 million and related to our investments in Citrus Corporation, Portland Natural Gas, several Australian investments and an investment in the Korea Independent Energy Corporation. We subsequently determined that the amounts we adjusted were not negative goodwill, but rather amounts that should have been allocated to the long-lived assets underlying our investments. As a result, we have restated our balance sheets as of September 30, 2004 and December 31, 2003 to reflect the reversal of the amounts we recorded as a cumulative effect of an accounting change on January 1, 2002, a related deferred tax adjustment and an unrealized loss we recorded on our Australian investments during 2002. The effect of this restatement as of December 31, 2003, was to reduce investments in unconsolidated affiliates by $142 million, reduce deferred income tax liabilities by $20 million, and to increase our accumulated deficit and reduce total stockholders’ equity by $122 million. This restatement is further discussed in our 2004 Annual Report on Form 10-K, as amended.
      Below are the effects of the restatements on our income statement, balance sheets and statement of comprehensive income as compared to amounts reported in our Form 10-Q for the nine months ended September 30, 2004 filed on December 17, 2004. We have reflected these restatements in Notes 2, 4, 6, 7, 8, 15 and 16.

	For the Nine Months Ended
	September 30, 2004

	As Reported	As Restated

	(In millions, except per
	share amounts)
Income Statement:
Loss on long-lived assets	$789	$805
Operating income	220	204
Earnings from unconsolidated affiliates	815	802
Other income, net	139	146
Income (loss) before income taxes	(130)	(152)
Income taxes	124	135
Income (loss) from continuing operations	(254)	(287)
Discontinued operations, net of income taxes	(150)	(118)
Net income (loss)	(404)	(405)
Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.40)	$(0.45)
Discontinued operations, net of income taxes	(0.23)	(0.18)

Net income (loss)	$(0.63)	$(0.63)

Statement of Comprehensive Income
Foreign currency translation adjustments	$(22)	$(17)
Other comprehensive income	(49)	(44)

	As of September 30, 2004		As of December 31, 2003

	As Reported	As Restated	As Reported	As Restated

Balance Sheet:
Deferred income tax assets	$563	$563	$592	$593
Property, plant and equipment — Power facilities	1,528	1,544	1,660	1,660
Accumulated depreciation, depletion and amortization	18,019	18,035	18,049	18,049
Investments in unconsolidated affiliates	3,052	2,910	3,551	3,409
Deferred income tax liabilities, non-current	1,598	1,580	1,571	1,558
Accumulated deficit	(2,189)	(2,267)	(1,785)	(1,862)
Accumulated other comprehensive income	(38)	(84)	11	(40)
Total stockholders’ equity	4,032	3,908	4,474	4,346

      Reserve Revisions and Accounting for Certain Derivatives. Our results of operations for the quarter and nine months ended September 30, 2003 have also been restated to reflect the accounting impact of a reduction in our historically reported proved natural gas and oil reserves and to revise the manner in which we accounted for certain hedges, primarily those associated with our anticipated natural gas and oil production. These restatements are further discussed in our 2003 Annual Report on Form 10-K.
     Business Update
      In December 2003, our management presented its Long-Range Plan for the company. This plan, among other things, defined our core businesses, established a timeline for debt reductions and sales of non-core businesses and assets and set financial goals for the future. During 2004, and through the filing date of this Form 10-Q, we have made significant progress in the areas outlined in that plan, including:

•	completing or announcing sales of assets and investments of approximately $3.3 billion (see Note 4);

•	retiring, eliminating, or refinancing approximately $4.2 billion of debt and other obligations ($2.6 billion through September 30, 2004) (see Note 11);

•	finalizing the Western Energy Settlement, which substantially resolved our principal exposure relating to the western energy crisis and successfully raising funds to satisfy a significant portion of our current obligations under that settlement (see Note 12); and

•	entering into a new credit agreement in November 2004 to refinance our previous revolving credit facility with an aggregate of $3 billion in financings consisting of a $1.25 billion, five-year term loan; a $1.0 billion, three-year revolving credit facility; and a $750 million, five-year funded letter of credit facility (see Note 11).
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
      El Paso CGP Company, our subsidiary, has not yet filed its financial statements for the third quarter of 2004, as required under several of its, and its affiliates’, financing arrangements. We believe El Paso CGP’s financial statements will be filed prior to any notice being given or within the allowed time frames under those arrangements such that there will be no event of default.

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

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

			2004
	2004	2003	(Restated)	2003

	(In millions)
Net income (loss) as reported	$(214)	$24	$(405)	$(1,643)
Add: Stock-based compensation expense in net income (loss), net of taxes	4	8	11	35
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of taxes	9	21	28	73

Pro forma net income (loss)	$(219)	$11	$(422)	$(1,681)

Income (loss) per share:
Basic and diluted, as reported	$(0.33)	$0.04	$(0.63)	$(2.76)

Basic and diluted, pro forma	$(0.34)	$0.02	$(0.66)	$(2.82)

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

	2004	2003

	(In millions)
Operating revenues	$(30)	$26
Current liabilities from price risk management activities	(19)	(28)
Non-current liabilities from price risk management activities	(30)	(6)

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

Goodwill and Other Intangible Assets
      Our intangible assets consist of goodwill resulting from acquisitions and other intangible assets. The net carrying amounts of our goodwill as of September 30, 2004, and the changes in the net carrying amounts of goodwill for the nine months ended September 30, 2004, for each of our segments are as follows:

		Field
	Pipelines	Services	Corporate	Total

	(In millions)
Balances as of January 1, 2004	$413	$480	$3	$896
Impairments of goodwill	—	(480)	—	(480)
Other changes	—	—	(3)	(3)

Balances as of September 30, 2004	$413	$—	$—	$413

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

4. Divestitures

Sales of Assets and Investments
      During 2004, we completed and announced the sale of a number of assets and investments in each of our business segments. The following table summarizes the proceeds from these sales:

	Completed		Completed
	Through		After September 30, 2004
Significant Assets and Investments Sold	September 30, 2004		or Announced to Date(1)	Total

	(In millions)
Regulated

Pipelines	$54		$—	$54
• Australia pipelines
• Aircraft
• Interest in gathering systems

Unregulated

Production	24		—	24
• Brazilian exploration and production assets

Power	699		184	883
• Utility Contract Funding (UCF)(2)
• Mohawk River Funding IV(2)
• Bastrop Company equity investment(2)
• 25 domestic power plants under contract(3)
• 5 other domestic power plants and turbines(2)

Field Services	1,029		—	1,029
• General partnership interest, common units and Series C units of GulfTerra
• South Texas processing plants
• Dauphin Island and Mobile Bay equity investments

Other

Corporate	16		—	16
• Aircraft

Total continuing	1,822	(4)	184	2,006

Discontinued	1,293		2	1,295
• Natural gas and oil production properties in Canada and other international production assets(2)
• Aruba and Eagle Point refineries and other petroleum assets(2)

Total	$3,115		$186	$3,301

(1)	Sales that have not been completed are estimates, subject to customary regulatory approvals, final negotiations and other conditions.
(2)	These sales were completed as of September 30, 2004.
(3)	The sales of 21 of these plants were completed as of September 30, 2004, and three additional sales were completed in the fourth quarter of 2004.
(4)	Proceeds exclude returns of invested capital and cash transferred with the assets sold and include costs incurred in preparing assets for disposal. These items decreased our sales proceeds by $64 million for the nine months ended September 30, 2004. Proceeds also exclude any non-cash consideration received in these sales.

Significant Assets and Investments Sold	Proceeds

	(In millions)
Through September 30, 2003

Regulated

Pipelines	$82
• Panhandle gathering system located in Texas
• 2.1 percent interest in Alliance pipeline and related assets
• Helium processing operations in Oklahoma
• Table Rock sulfur extraction facility
• Horsham pipeline in Australia

Unregulated

Production	678
• Natural gas and oil properties in New Mexico, Texas, Louisiana, Oklahoma and the Gulf of Mexico
• Drilling rigs

Power	300
• 50 percent interest in CE Generation L.L.C. power investment
• Mt. Carmel power plant
• Interest in Kladno power project
• CAPSA/CAPEX investments in Argentina
• Mohawk River Funding I, L.L.C.

Field Services	153
• Gathering systems located in Wyoming
• Midstream assets in the north Louisiana and Mid-Continent regions

Other

Corporate	113
• Aircraft
• Enerplus Global Energy Management Company and its financial operations
• Encap funds management business and related investments

Total continuing	1,326	(1)

Discontinued	661
• Corpus Christi refinery
• Florida petroleum terminals and tug and barge operations
• Louisiana lease crude business
• Coal reserves and properties in West Virginia, Virginia and Kentucky
• Natural gas and oil production properties in Canada
• Petroleum asphalt facilities

Total	$1,987

(1)	Proceeds include costs incurred in preparing assets for disposal and exclude returns of invested capital and cash transferred with the assets sold. These items increased our sales proceeds by $56 million for the nine months ended September 30, 2003.
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

	September 30,	December 31,
	2004	2003

	(In millions)
Assets Held for Sale
Current assets	$8	$46
Investments in unconsolidated affiliates	137	480
Property, plant and equipment, net	99	477
Other assets	122	136

Total assets	$366	$1,139

Current liabilities	$2	$54
Long-term debt, less current maturities	132	169
Other liabilities	—	13

Total liabilities	$134	$236

Discontinued Operations
      International Natural Gas and Oil Production Operations. During 2004, our Canadian and certain other international natural gas and oil production operations were approved for sale. As of November 2004, we have completed the sale of all of our Canadian operations and substantially all of our operations in Indonesia for total proceeds of approximately $389 million. During the nine months ended September 30, 2004, we recognized approximately $21 million in losses based on our decision to sell these assets. We expect to complete the sale of the remainder of these properties in early 2005.
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

		International
		Natural Gas
		and Oil
	Petroleum	Production	Coal
	Markets	Operations	Mining	Total

	(In millions)
Operating Results Data
Quarter Ended September 30, 2004
Revenues	$44	$1	$—	$45
Costs and expenses	(52)	(5)	—	(57)
Gain (loss) on long-lived assets	1	(5)	—	(4)
Other income	14	—	—	14

Income (loss) before income taxes	7	(9)	—	(2)
Income taxes	10	—	—	10

Loss from discontinued operations, net of income taxes	$(3)	$(9)	$—	$(12)

Quarter Ended September 30, 2003
Revenues	$907	$20	$—	$927
Costs and expenses	(953)	(57)	(1)	(1,011)
Gain (loss) on long-lived assets	8	1	(8)	1
Other expense	(2)	—	—	(2)
Interest and debt expense	(4)	1	—	(3)

Loss before income taxes	(44)	(35)	(9)	(88)
Income taxes	(5)	(42)	—	(47)

Income (loss) from discontinued operations, net of income taxes	$(39)	$7	$(9)	$(41)

Nine Months Ended September 30, 2004 (Restated)(1)
Revenues	$737	$29	$—	$766
Costs and expenses	(782)	(52)	—	(834)
Loss on long-lived assets	(37)	(21)	—	(58)
Other income	6	—	—	6
Interest and debt expense	(3)	1	—	(2)

Loss before income taxes	(79)	(43)	—	(122)
Income taxes	1	(5)	—	(4)

Loss from discontinued operations, net of income taxes	$(80)	$(38)	$—	$(118)

Nine Months Ended September 30, 2003
Revenues	$4,586	$66	$27	$4,679
Costs and expenses	(4,697)	(104)	(22)	(4,823)
Loss on long-lived assets	(1,278)	(13)	(11)	(1,302)
Other income (expense)	(16)	—	1	(15)
Interest and debt expense	(8)	2	—	(6)

Loss before income taxes	(1,413)	(49)	(5)	(1,467)
Income taxes	(231)	(42)	1	(272)

Loss from discontinued operations, net of income taxes	$(1,182)	$(7)	$(6)	$(1,195)

(1)	For 2004, amounts related to Canadian Natural Gas and Oil Production and Petroleum Markets Operations were restated. See Note 1 to the condensed consolidated financial statements for a further discussion of the restatements.

		International
		Natural Gas
		and Oil
	Petroleum	Production
	Markets	Operations	Total

	(In millions)
Financial Position Data
September 30, 2004
Assets of discontinued operations
Accounts and notes receivable	$49	$1	$50
Inventory	8	—	8
Other current assets	1	1	2
Property, plant and equipment, net	22	6	28
Other non-current assets	26	—	26

Total assets	$106	$8	$114

Liabilities of discontinued operations
Accounts payable	$5	$1	$6
Other current liabilities	5	—	5
Other non-current liabilities	4	—	4

Total liabilities	$14	$1	$15

December 31, 2003
Assets of discontinued operations
Accounts and notes receivable	$259	$22	$281
Inventory	385	3	388
Other current assets	131	8	139
Property, plant and equipment, net	521	399	920
Other non-current assets	70	6	76

Total assets	$1,366	$438	$1,804

Liabilities of discontinued operations
Accounts payable	$172	$39	$211
Other current liabilities	86	—	86
Long-term debt	374	—	374
Other non-current liabilities	26	3	29

Total liabilities	$658	$42	$700

5. Restructuring Costs
      As a result of actions taken in 2003 and 2004, we incurred organizational restructuring costs included in our operation and maintenance expense. By segment, these charges were as follows for the nine months ended September 30:

	Regulated	Unregulated

			Marketing
			and		Field
	Pipelines	Production	Trading	Power	Services	Corporate	Total

	(In millions)
2004
Employee severance, retention and transition costs	$5	$12	$2	$4	$1	$11	$35
Office relocation and consolidation	—	—	—	—	—	30	30

	$5	$12	$2	$4	$1	$41	$65

2003
Employee severance, retention and transition costs	$1	$4	$10	$4	$3	$40	$62
Contract termination costs	—	—	—	—	—	44	44

	$1	$4	$10	$4	$3	$84	$106

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

6. Loss on Long-Lived Assets
      Our loss on long-lived assets consists of realized gains and losses on sales of long-lived assets and impairments of long-lived assets, goodwill and other intangible assets that are a part of our continuing operations. During each of the periods ended September 30, our loss on long-lived assets was as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

			2004
	2004	2003	(Restated)	2003

	(In millions)
Net realized (gain) loss	$6	$10	$(8)	$(6)
Goodwill impairments	480	—	480	163
Impairments of long-lived assets	64	44	333	306

Loss on long-lived assets	$550	$54	$805	$463

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

7. Income Taxes
      Income taxes included in our income (loss) from continuing operations for the periods ended September 30, were as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

			2004
	2004	2003	(Restated)	2003

	(In millions, except rates)
Income taxes	$77	$62	$135	$(451)
Effective tax rate	(62)%	49%	(89)%	51%
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

	September 30,	December 31,
	2004	2003

	(In millions)
Net assets (liabilities)
Derivatives designated as hedges	$(46)	$(31)
Derivatives from power contract restructuring activities	905	1,925 (1)
Other commodity-based derivative contracts(2)	(752)	(488)

Total commodity-based derivatives	107	1,406
Interest rate and foreign currency hedging derivatives (3)	128	123

Net assets from price risk management activities(4)	$235	$1,529

(1)	Includes $942 million of derivative contracts sold in connection with the sales of UCF and Mohawk River Funding IV in 2004.

(2)	In December 2004, we designated other commodity-based derivative contracts with a fair value loss of $592 million as hedges of our 2005 and 2006 natural gas production, and, as a result, we will reclassify this amount to derivatives designated as hedges in the fourth quarter of 2004. As of September 30, 2004 these contracts had a fair value loss of $567 million.

(3)	During the nine months ended September 30, 2004, we entered into new cross currency hedge transactions that convert €100 million of our fixed rate Euro-denominated debt into $121 million of floating rate debt.

(4)	Included in both current and non-current assets and liabilities on the balance sheet.
10. Inventory
      We have the following inventory recorded on our balance sheets:

	September 30,	December 31,
	2004	2003

	(In millions)
Materials and supplies and other	$132	$145
Natural gas liquids and natural gas in storage	22	36

Total current inventory	$154	$181

11. Debt, Other Financing Obligations and Other Credit Facilities
      We had the following long-term and short-term borrowings and other financing obligations:

	September 30,	December 31,
	2004	2003

	(In millions)
Current maturities of long-term debt and other financing obligations	$1,506	$1,401
Short-term financing obligations	48	56

Total short-term financing obligations	$1,554	$1,457

Long-term financing obligations	$17,673	$20,275

Long-Term Financing Obligations
      From January 1, 2004 through the date of this filing, we had the following changes in our long-term financing obligations:

				Net Increase/
				Reduction
Company	Type	Interest Rate	Principal	in Debt	Due Date

			(In millions)
Issuances and other increases
Macae	Non-recourse note	LIBOR + 4.25%	$50	$50	2007
Blue Lake Gas Storage(1)	Non-recourse term loan	LIBOR + 1.2%	14	14	2006

Increases through September 30, 2004			64	64
El Paso(2)	Notes	6.50%	213	213	2005
El Paso(3)	Term loan	LIBOR + 2.75%	1,250	1,250	2009

Increases through date of filing			$1,527	$1,527

Repayments, repurchases and other retirements
El Paso CGP	Note	LIBOR + 3.5%	$200	$200
El Paso	Revolver	LIBOR + 3.5%	850	850
Gemstone	Notes	7.71%	202	202
El Paso CGP	Note	6.2%	190	190
Mohawk River Funding IV (4)	Non-recourse note	7.75%	72	72
Utility Contract Funding (4)	Non-recourse
	senior notes	7.944%	815	815
Other	Long-term debt	Various	263	263

Decreases through September 30, 2004			2,592	2,592

Gemstone	Notes	7.71%	748	748
Lakeside	Note	LIBOR + 3.5%	271	271
El Paso CGP	Notes	10.25%	38	38
El Paso(2)	Notes	6.50%	213	213
El Paso(5)	Zero coupon debenture	—	103	104
El Paso	Note	6.88%	14	15
El Paso CGP	Note	7.5%	55	58
El Paso CGP	Note	6.50%	91	94
El Paso	Note	6.75%	21	22
El Paso	Medium-term notes	Various	28	28
Other	Long-term debt	Various	11	11

Decreases through date of filing			$4,185	$4,194

(1)	This debt was consolidated as a result of adopting FIN No. 46 (see Note 2).

(2)	In the fourth quarter of 2004, we entered into an agreement with Enron that liquidated two derivative swap agreements (reflected in other current and other non-current liabilities in our balance sheet as of September 30, 2004) in exchange for approximately $213 million of 6.5% one year notes. Subsequent to the closing of our new credit agreement, these notes were paid in full.

(3)	Proceeds from the $1.25 billion term loan under the new credit agreement entered into in November 2004.

(4)	This debt was eliminated when we sold our interests in Mohawk River Funding IV and UCF.

(5)	In December 2004, we repurchased these 4% yield-to-maturity zero-coupon debentures. The amount shown as principal is the carrying value on the date the debt was retired as compared to its maturity value in 2021 of $196 million.

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
      El Paso CGP Company, our subsidiary, has not yet filed its financial statements for the third quarter of 2004, as required under several of its and its affiliates financing arrangements. We believe El Paso CGP’s financial statements will be filed prior to any notice being given or within the allowed time frames under those arrangements such that there will be no event of default.
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
      Bank of America. We are a named defendant, along with Burlington Resources, Inc., in two class action lawsuits styled as Bank of America, et. al. v. El Paso Natural Gas Company, et. al., and Deane W. Moore, et. al. v. Burlington Northern, Inc., et. al., each filed in 1997 in the District Court of Washita County, State of Oklahoma and subsequently consolidated by the court. The plaintiffs seek an accounting and damages for alleged royalty underpayments from 1983 to the present on natural gas produced from specified wells in Oklahoma, plus interest from the time such amounts were allegedly due, as well as punitive damages. The plaintiffs have filed expert reports alleging damages in excess of $1 billion. While Burlington accepted our tender of defense in 1997 pursuant to the spin-off agreement entered into in 1992 between EPNG and Burlington Northern, Inc., and had been defending the matter since that time, it has recently asserted contractual claims for indemnity against us. We believe we have substantial defenses to the plaintiffs’ claims as well as to the claims for indemnity. The court has certified the plaintiff classes of royalty and overriding royalty interest owners, and the parties are proceeding with discovery. In March 2004, the court dismissed all claims brought on behalf of the class of overriding royalty interest owners, but denied defendant’s other motions for summary judgment. In September 2004, the court granted several motions made by Burlington that have the effect of partially reducing the plaintiffs’ claims, but denied Burlington’s motion to preclude interest payments on any amounts found to be owing to plaintiffs. The written order on such motions has not been issued yet and in the interim, the case is being reassigned to another trial judge due to conflict issues. It is anticipated that this matter will be scheduled for trial during 2005. A third action, styled Bank of America, et. al. v. El Paso Natural Gas and Burlington Resources Oil & Gas Company, was filed in October 2003 in the District Court of Kiowa County, Oklahoma asserting similar claims as to specified shallow wells in Oklahoma, Texas and New Mexico. Defendants succeeded in transferring this action to Washita County. A class has not been certified. We believe we have substantial defenses to the plaintiffs’ claims as well as to the claims for indemnity. In December 2004, EPNG and El Paso Production Company were served with another purported royalty class action lawsuit alleging the failure to pay royalties on oil produced from the South Erick Field in Beckham County, Oklahoma commencing in 1957. We believe that EPNG and El Paso Production are entitled to a defense and indemnity in this action from Burlington under the spin-off agreement of 1992. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
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
      Storage Reporting. In April 2004, our affiliates elected to voluntarily cooperate with the CFTC in connection with the CFTC’s industry-wide investigation of activities affecting the price of natural gas in the fall of 2003. Specifically, our affiliates provided information relating to storage reports provided to the Energy Information Administration for the period of October 2003 through December 2003. In August 2004, the CFTC announced they had completed the investigation and found no evidence of wrongdoing. In November 2004, ANR and TGP received a data request from the FERC in connection with its investigation into the weekly storage withdrawal number reported by the EIA for the eastern region on November 24, 2004, that was subsequently revised downward by the EIA. Specifically, ANR and TGP provided information on their weekly EIA submissions for the weeks ending November 12, 2004 and November 19, 2004. Neither ANR nor TGP’s submissions to the EIA were revised subsequent to their original submissions. Although ANR made a correction to one daily posting on its electronic bulletin board during this period, those postings are unrelated to EIA submissions. In December 2004, ANR received a similar data request from the CFTC. We are cooperating with the CFTC’s request.
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
      We are cooperating with the U.S. Attorney’s, the SEC’s and the Senate Subcommittee’s investigations of this matter.
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
      A lawsuit entitled Baldonado et. al. v. EPNG was filed in June 2003 in state court in Eddy County, New Mexico on behalf of 23 firemen and EMS personnel who responded to the fire and who allegedly have suffered psychological trauma. This case was dismissed by the trial court. The appeals court initially issued a notice dismissing all claims. This decision was appealed and the appeals court has agreed to hear this matter. Plaintiff’s filed their brief and request for oral argument in November 2004. EPNG will file its brief by the end of this year. Our costs and legal exposure related to the Baldonado lawsuit are not currently determinable, however we believe this matter will be fully covered by insurance. Parties to four of the settled lawsuits filed an additional lawsuit titled Diane Heady et al. v. EPEC and EPNG in Harris County, Texas in November 2002, seeking additional sums based upon their interpretation of earlier settlement agreements. This matter has been settled and dismissed.
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

	September 30, 2004

Sites	Expected	High

	(In millions)
Operating	$145	$190
Non-operating	213	314
Superfund	31	46

Total	$389	$550

      Below is a reconciliation of our accrued liability from January 1, 2004, to September 30, 2004 (in millions):

Balance as of January 1, 2004	$412
Additions/adjustments for remediation activities	8
Payments for remediation activities	(32)
Other changes, net	1

Balance as of September 30, 2004	$389

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
      Inquiry Regarding Income Tax Allowances. On December 2, 2004, the FERC issued a notice of inquiry in response to a recent D.C. Circuit decision that held the FERC had not adequately justified its policy of providing a certain oil pipeline limited partnership with an income tax allowance equal to the proportion of its limited partnership interests owned by corporate partners. The FERC seeks comments on whether the court’s reasoning should be applied to other partnerships or other ownership structures. We own interests in non-taxable entities that could be affected by this ruling. We cannot predict what impact this inquiry will have on our interstate pipelines, including those pipelines that are not owned by a corporate entity, such as Great Lakes Gas Transmission Limited Partnership which is jointly owned with unaffiliated parties.

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
      We own two projects located in Manaus, Brazil. The first project is a 238 MW fuel-oil fired plant known as the Manaus Project, which has a net book value of $35 million at September 30, 2004 and the second project is a 158 MW fuel-oil fired plant known as the Rio Negro Project with a net book value of $39 million at September 30, 2004. Manaus Energia purchases power from both projects through long-term PPAs. However, the Manaus Project’s PPA currently expires in January 2005 and the Rio Negro Project’s PPA currently expires in January 2006. As a result of changes in the Brazilian political environment in early 2004, Manaus Energia issued a request for power supply proposals for 450 MW to 525 MW of net generating capacity from 2005 to 2006. Several non-governmental organizations obtained a preliminary injunction enjoining Manaus Energia from proceeding with the bid process until a decision on the merits of their complaint was made, but that injunction has now been lifted, and Manaus Energia received bids in December 2004. We continue to negotiate PPA term extensions and have received an offer from Manaus Energia to extend the term of the Manaus and Rio Negro PPAs. Also, we have filed a lawsuit in the Brazilian courts against Manaus Energia on the Rio Negro Project regarding a tariff dispute related to power sales from 1999 to 2003 that has resulted in a long-term receivable of $32 million which is a subject of this lawsuit. Based on the bid process and the expected outcome of our negotiations to extend the term of the PPAs, we recorded an impairment charge of approximately $151 million in the first quarter of 2004. We also recorded a $32 million charge in operation and maintenance expense in our Power segment in the third quarter of 2004 as a valuation allowance for our overall exposure in these two projects. We recorded this valuation allowance based on our current expectation of recoverable amounts based on further negotiations that have taken place in the fourth quarter of 2004.
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
13. Retirement Benefits
      The components of net benefit cost (income) for our pension and postretirement benefit plans for the periods ended September 30 are as follows:

	Quarter Ended September 30,				Nine Months Ended September 30,

			Other				Other
	Pension		Postretirement				Postretirement
	Benefits		Benefits		Pension Benefits		Benefits

	2004	2003	2004	2003	2004	2003	2004	2003

	(In millions)
Service cost	$8	$9	$—	$—	$24	$27	$—	$—
Interest cost	30	33	9	9	91	101	25	27
Expected return on plan assets	(47)	(57)	(3)	(2)	(142)	(171)	(9)	(6)
Amortization of net actuarial loss	12	1	1	—	36	3	3	—
Amortization of transition obligation	—	—	2	2	—	—	6	6
Amortization of prior service cost(1)	(1)	(1)	—	—	(3)	(3)	—	—
Settlements, curtailment, and special termination benefits(2)	(5)	—	—	—	(5)	—	—	(6)

Net benefit cost (income)	$(3)	$(15)	$9	$9	$1	$(43)	$25	$21

(1)	As permitted, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

(2)	We recognized curtailments in 2004 and 2003 related to a reduction in the number of employees that participate in our pension and other postretirement plans, which resulted from our various asset sales and employee severance efforts in 2004 and 2003.
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
      The financial results of our Power and Marketing and Trading segments for the nine months ended September 30, 2004, have been restated for adjustments in the first quarter of 2004 to the amount of losses on long-lived assets, earnings from unconsolidated affiliates and other income for certain foreign entities with CTA balances and related tax adjustments. See Note 1 for a further discussion of the restatement.
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

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

			2004
	2004	2003	(Restated)	2003

			(In millions)
Total EBIT	$277	$609	$1,095	$507
Interest and debt expense	(396)	(475)	(1,229)	(1,352)
Distributions on preferred interests of consolidated subsidiaries	(6)	(7)	(18)	(45)
Income taxes	(77)	(62)	(135)	451

Income (loss) from continuing operations	$(202)	$65	$(287)	$(439)

      The following tables reflect our segment results as of and for the periods ended September 30:

	Regulated	Unregulated

				Marketing
				and		Field
Quarter Ended September 30,	Pipelines	Production		Trading	Power	Services	Corporate(1)	Total

	(In millions)
2004
Revenues from external customers	$582	$92	(2)	$176	$188	$370	$21	$1,429
Intersegment revenues	22	308	(2)	(296)	(7)	56	(83)	—
Operation and maintenance	204	96		15	134	19	39	507
Depreciation, depletion and amortization	104	136		4	14	3	9	270
(Gain) loss on long-lived assets	—	—		—	45	506	(1)	550

Operating income (loss)	$218	$147		$(139)	$(48)	$(477)	$(56)	$(355)
Earnings from unconsolidated affiliates	43	1		—	25	548	—	617
Other income	7	2		1	18	2	6	36
Other expense	—	—		—	(2)	(12)	(7)	(21)

EBIT	$268	$150		$(138)	$(7)	$61	$(57)	$277

2003
Revenues from external customers	$572	$(5	)(2)	$476	$353	$229	$29	$1,654
Intersegment revenues	26	457	(2)	(394)	(30)	97	(96)	60 (3)
Operation and maintenance	157	96		38	146	30	(14)	453
Depreciation, depletion and amortization	95	136		9	23	7	13	283
(Gain) loss on long-lived assets	(1)	10		—	41	2	2	54

Operating income (loss)	$267	$183		$35	$26	$(8)	$(22)	$481
Earnings from unconsolidated affiliates	28	1		—	9	41	—	79
Other income	6	1		(6)	35	—	13	49
Other expense	—	—		(1)	(3)	(1)	5	—

EBIT	$301	$185		$28	$67	$32	$(4)	$609

(1)	Includes our corporate and telecommunications activities and eliminations of intercompany transactions. Our intersegment revenues, along with our intersegment operating expenses, were incurred in the normal course of business between our operating segments. We record an intersegment revenue elimination, which is the only elimination included in the “Corporate” column, to remove intersegment transactions.

(2)	Revenues from external customers include gains and losses related to our hedging of price risk associated with our natural gas and oil production. Intersegment revenues represent sales to our Marketing and Trading segment, which is responsible for marketing our production.

(3)	Relates to intercompany activities between our continuing operations and our discontinued operations.

	Regulated	Unregulated

				Marketing
				and
				Trading	Power	Field		Total
Nine Months Ended September 30,	Pipelines	Production		(Restated)	(Restated)	Services	Corporate(1)	(Restated)

	(In millions)
2004
Revenues from external customers	$1,875	$369	(2)	$544	$539	$1,090	$93	$4,510
Intersegment revenues	67	907	(2)	(964)	85	151	(246)	—
Operation and maintenance	556	258		38	328	70	31	1,281
Depreciation, depletion and amortization	305	407		10	42	10	34	808
(Gain) loss on long-lived assets	(1)	—		—	301	514	(9)	805

Operating income (loss)	$826	$552		$(468)	$(196)	$(460)	$(50)	$204
Earnings from unconsolidated affiliates	117	4		—	65	616	—	802
Other income	21	2		14	65	2	42	146
Other expense	(2)	—		—	(8)	(34)	(13)	(57)

EBIT	$962	$558		$(454)	$(74)	$124	$(21)	$1,095

2003
Revenues from external customers	$1,882	$145	(2)	$1,129	$781	$885	$97	$4,919
Intersegment revenues	89	1,610	(2)	(1,711)	127	377	(300)	192 (3)
Operation and maintenance	658	272		107	457	100	40	1,634
Depreciation, depletion and amortization	291	435		22	70	25	54	897
(Gain) loss on long-lived assets	(9)	5		(3)	36	(3)	437	463

Operating income (loss)	$763	$928		$(712)	$89	$(23)	$(572)	$473
Earnings (losses) from unconsolidated affiliates	96	11		—	(94)	28	(10)	31
Other income	21	4		9	70	—	28	132
Other expense	(5)	—		(1)	(9)	(2)	(112)	(129)

EBIT	$875	$943		$(704)	$56	$3	$(666)	$507

(1)	Includes our corporate and telecommunications activities and eliminations of intercompany transactions. Our intersegment revenues, along with our intersegment operating expenses, were incurred in the normal course of business between our operating segments. We record an intersegment revenue elimination, which is the only elimination included in the “Corporate” column, to remove intersegment transactions.

(2)	Revenues from external customers include gains and losses related to our hedging of price risk associated with our natural gas and oil production. Intersegment revenues represent sales to our Marketing and Trading segment, which is responsible for marketing our production.

(3)	Relates to intercompany activities between our continuing operations and our discontinued operations.
     Total assets by segment are presented below:

	September 30,	December 31,
	2004	2003
	(Restated)	(Restated)

	(In millions)
Regulated
Pipelines	$15,800	$15,686
Unregulated
Production	4,057	3,767
Marketing and Trading	1,987	2,666
Power	4,490	6,999
Field Services	688	1,990

Total segment assets	27,022	31,108
Corporate	4,517	4,031
Discontinued operations	114	1,804

Total consolidated assets	$31,653	$36,943

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

	Quarter Ended					Nine Months Ended
	September 30,					September 30,

			Great	Other				Great	Other
	GulfTerra	Citrus	Lakes	Investments	Total	GulfTerra	Citrus	Lakes	Investments	Total

	(In millions)
2004
Operating results data:
Operating revenues	$141	$64	$31	$353	$589	$406	$178	$99	$1,117	$1,800
Operating expenses	93	21	15	275	404	259	69	41	839	1,208
Income from continuing operations	30	18	9	46	103	90	44	33	153	320
Net income(1)	30	18	9	46	103	90	46	33	153	322
2003
Operating results data:
Operating revenues	$169	$59	$31	$458	$717	$556	$170	$96	$1,518	$2,340
Operating expenses	111	28	15	349	503	401	73	43	1,062	1,579
Income from continuing operations	39	14	7	57	117	96	29	27	267	419
Net income(1)	39	14	7	57	117	96	29	27	267	419

(1)	Includes net income of $3 million and $1 million for the quarters ended September 30, 2004 and 2003, and $24 million and $6 million for the nine months ended September 30, 2004 and 2003, related to our proportionate share of affiliates in which we hold a greater than 50 percent interest.

     Our income statement reflects our share of net earnings from unconsolidated affiliates, which includes income or losses directly attributable to the net income or loss of our equity investments as well as impairments and other adjustments. The table below reflects our earnings (losses) from unconsolidated affiliates for the periods ended September 30:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

			2004
	2004	2003	(Restated)	2003

	(In millions)
Proportional share of income of investees	$103	$117	$322	$419
Impairment charges and gains and losses on sale of investments
Gain on sale of GulfTerra interests	511	—	511	—
Chaparral impairment(1)	—	—	—	(207)
Milford power facility impairment(2)	—	(2)	(2)	(88)
Dauphin Island/Mobile Bay impairment(3)	—	—	—	(80)
Power plants held for sale impairments(3)	(15)	—	(50)	—
Linden Venture impairment(4)	—	(22)	—	(22)
Gain on sales of CAPSA/CAPEX	—	—	—	24
Other gains (losses)	10	(1)	5	(14)
Gain on issuance of GulfTerra common units	1	3	4	15
Other	7	(16)	12	(16)

Total earnings from unconsolidated affiliates	$617	$79	$802	$31

(1)	This impairment resulted from other than temporary declines in the investment’s fair value based on developments in our power business and the power industry (see Note 3).

(2)	This impairment resulted from a write-off of notes receivable and accruals on contracts due to ongoing difficulty at the project level.

(3)	These impairments resulted from the anticipated sales of these investments, which were substantially completed in the third quarter of 2004.

(4)	This impairment resulted from the anticipated loss from the sale of East Coast Power, L.L.C., which was completed in the fourth quarter of 2003.
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
     Related Party Transactions
      We enter into a number of transactions with our unconsolidated affiliates in the ordinary course of conducting our business. The following table shows the income statement impact on transactions with our affiliates for the periods ended September 30:

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In millions)
Operating revenue	$75	$86	$236	$213
Other revenue — management fees	(2)	5	3	11
Cost of sales	31	26	91	85
Reimbursement for operating expenses	27	34	93	102
Other income	1	3	6	8
Interest income	2	3	6	9
Interest expense	—	—	—	3

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
      Our segments also conduct transactions in the ordinary course of business with GulfTerra, including sales of natural gas and operational services. Below is the summary of our transactions with GulfTerra for the periods ended September 30:

	Quarter		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In millions)
Revenues received from GulfTerra
Marketing and Trading	$4	$6	$19	$22
Field Services	—	—	1	5

	$4	$6	$20	$27

Expenses paid to GulfTerra
Field Services	$25	$14	$77	$56
Marketing and Trading	8	8	25	27
Production	3	3	7	7

	$36	$25	$109	$90

Reimbursements received from GulfTerra
Field Services	$24	$22	$69	$68

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
Overview
     Business Update
      In December 2003, our management presented its Long-Range Plan for the Company. This plan, among other things, defined our core businesses, established a timeline for debt reductions and sales of non-core businesses and assets and set financial goals for the future. During 2004, and through the filing date of this Form 10-Q, we have made significant progress in the areas outlined in that plan, including:

•	completing or announcing sales of assets and investments of approximately $3.3 billion (see Item 1, Financial Statements, Note 4);

•	retiring, eliminating, or refinancing approximately $4.2 billion of maturing debt and other obligations ($2.6 billion through September 30, 2004) (see Item 1, Financial Statements, Note 11);

•	finalizing the Western Energy Settlement, which substantially resolved our principal exposure relating to the western energy crisis and successfully raising funds to satisfy a significant portion of our current obligations under that settlement (see Item 1, Financial Statements, Note 12); and

•	entering into a new credit agreement in November 2004 to refinance our previous revolving credit facility with an aggregate of $3 billion in financings consisting of a $1.25 billion, five-year term loan; a $1.0 billion three-year revolving credit facility; and a five-year, $750 million funded letter of credit facility (see Item 1, Financial Statements Note 11).
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
      El Paso CGP Company, our subsidiary, has not yet filed its financial statements for the third quarter of 2004, as required under several of its, and its affiliates’, financing arrangements. We believe El Paso CGP’s financial statements will be filed prior to any notice being given or within the allowed time frames under those arrangements such that there will be no event of default.
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
      During the nine months ended September 30, 2004, we continued to reduce our overall debt and securities of subsidiaries as part of our Long-Range Plan announced in December 2003. Our activity during the nine months ended September 30, 2004 is as follows (in millions):

Short-term financing obligations, including current maturities	$1,457
Long-term financing obligations	20,275
Securities of subsidiaries	447

Total debt and securities of subsidiaries as of December 31, 2003	22,179

Principal amounts borrowed and other increases	64
Repayments/retirements of principal(1)	(1,705)
Sales of entities(2)	(887)
Other	(58)

Total debt and securities of subsidiaries as of September 30, 2004	$19,593

(1)	Amount excludes $370 million of repayments of long-term debt related to our Aruba refinery classified as part of our discontinued operations prior to the sale of this facility in early 2004.

(2)	This debt was eliminated when we sold our interests in Mohawk River Funding IV and Utility Contract Funding.
     For a further discussion of our long-term debt and other financing obligations, and other credit facilities, see Item 1, Financial Statements, Note 11.

Capital Resources and Liquidity
Overview of Cash Flow Activities for the Nine Months Ended September 30, 2004 and 2003
      For the nine months ended September 30, 2004 and 2003, our cash flows are summarized as follows:

	2004
	(Restated)	2003

	(In millions)
Cash flows from continuing operating activities
Net loss before discontinued operations	$(287)	$(448)
Non-cash income adjustments	1,279	1,523
Changes in assets and liabilities	(384)	633

Cash flows from continuing operating activities	608	1,708
Cash flows from continuing investing activities	1,017	(1,768)
Cash flows from continuing financing activities	(725)	112

Change in cash and cash equivalents related to continuing operations	900	52

Discontinued operations
Cash flows from operating activities	191	58
Cash flows from investing activities	1,140	297
Cash flows from financing activities	(1,331)	(355)

Change in cash and cash equivalents related to discontinued operations	—	—

Total change in cash and cash equivalents	$900	$52

      During the first nine months of 2004, we generated cash from several sources, including our principal continuing operations as well as through asset sales in both our continuing and discontinued operations. We used a major portion of that cash to fund our capital expenditures and to make payments to retire long-term debt. Overall, our cash sources and uses are summarized as follows (in billions):

Cash inflows from continuing operations
Cash flows from operating activities	$0.6
Net proceeds from the sale of assets and investments	1.8
Net change in restricted cash(1)	0.5
Cash provided from discontinued operations	1.0

Total cash inflows from continuing operations	3.9

Cash outflows from continuing operations
Additions to property, plant and equipment	(1.3)
Payments to retire long-term debt	(1.7)

Total cash outflows from continuing operations	(3.0)

Cash flows from discontinued operations
Cash from operations	0.2
Net proceeds from sale of assets	1.2
Payments to retire long-term debt	(0.4)
Cash provided to continuing operations	(1.0)

Total net cash inflows from discontinued operations	—

Net increase in cash	$0.9

(1)	Amounts consist primarily of the release of escrowed funds related to the Western Energy Settlement.
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
     Cash From Continuing Investing Activities
      Net cash provided by our continuing investing activities was $1.0 billion for the nine months ended September 30, 2004. Our investing activities consisted of the following (in billions):

Production exploration, development and acquisition expenditures	$(0.6)
Pipeline expansion, maintenance and integrity projects	(0.7)
Restricted cash activity(1)	0.5
Proceeds from the sale of assets and investments	1.8

Total continuing investing activities	$1.0

(1)	Amounts consist primarily of the release of escrowed funds related to the Western Energy Settlement.
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

Commodity-based Derivative Contracts
      We use derivative financial instruments in our hedging activities, power contract restructuring activities and in our historical energy trading activities. The following table details the fair value of our commodity-based derivative contracts by year of maturity and valuation methodology as of September 30, 2004:

	Maturity	Maturity	Maturity	Maturity	Maturity	Total
	Less Than	1 to 3	4 to 5	6 to 10	Beyond	Fair
Source of Fair Value	1 year	Years	Years	Years	10 Years	Value

	(In millions)
Derivatives designated as hedges
Assets	$15	$13	$—	$—	$—	$28
Liabilities	(23)	(25)	(15)	(11)	—	(74)

Total derivatives designated as hedges	(8)	(12)	(15)	(11)	—	(46)

Assets from power contract restructuring derivatives(1)	130	266	210	299	—	905

Other commodity-based derivatives
Exchange-traded positions(2)
Assets	—	117	79	3	—	199
Liabilities	(79)	(2)	—	—	—	(81)
Non-exchange-traded positions
Assets	225	302	133	166	44	870
Liabilities(1)	(542)	(722)	(217)	(212)	(47)	(1,740)

Total other commodity-based derivatives(3)	(396)	(305)	(5)	(43)	(3)	(752)

Total commodity-based derivatives	$(274)	$(51)	$190	$245	$(3)	$107

(1)	Includes $251 million of intercompany derivatives that eliminate in consolidation and had no impact on our consolidated assets and liabilities from price risk management activities for the nine months ended September 30, 2004.

(2)	Exchange-traded positions are traded on active exchanges such as the New York Mercantile Exchange, the International Petroleum Exchange and the London Clearinghouse.

(3)	In December 2004, we designated other commodity-based derivative contracts with a fair value loss of $592 million as hedges of our 2005 and 2006 natural gas production and, as a result, we will reclassify this amount to derivatives designated as hedges in the fourth quarter of 2004. As of September 30, 2004 these contracts had a fair value loss of $567 million.
     Below is a reconciliation of our commodity-based derivatives for the period from January 1, 2004 to September 30, 2004:

		Derivatives
		from Power		Other		Total
	Derivatives	Contract		Commodity-		Commodity-
	Designated	Restructuring		Based		Based
	as Hedges	Activities		Derivatives		Derivatives

	(In millions)
Fair value of contracts outstanding at January 1, 2004	$(31)	$1,925		$(488)		$1,406

Fair value of contract settlements during the period	39	(1,099	)(1)	183		(877)
Change in fair value of contracts	(54)	79		(444	)(2)	(419)
Option premiums received, net	—	—		(3)		(3)

Net change in contracts outstanding during the period	(15)	(1,020)		(264)		(1,299)

Fair value of contracts outstanding at September 30, 2004	$(46)	$905		$(752)		$107

(1)	Includes $861 million and $75 million of derivative contracts sold in connection with the sales of Utility Contract Funding and Mohawk River Funding IV in 2004. See Item I, Financial Statements, Notes 4 and 6 for additional information on these sales.

(2)	In the second quarter of 2004, we reclassified a $69 million liability from our Western Energy Settlement obligation to our price risk management activities.
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

			Nine Months Ended
	Quarter Ended		September 30,
	September 30,
			2004
	2004	2003	(Restated)	2003

	(In millions)
Regulated Businesses
Pipelines	$268	$301	$962	$875
Unregulated Businesses
Production	150	185	558	943
Marketing and Trading	(138)	28	(454)	(704)
Power	(7)	67	(74)	56
Field Services	61	32	124	3

Segment EBIT	334	613	1,116	1,173
Corporate	(57)	(4)	(21)	(666)

Consolidated EBIT from continuing operations	277	609	1,095	507
Interest and debt expense	(396)	(475)	(1,229)	(1,352)
Distributions on preferred interests of consolidated subsidiaries	(6)	(7)	(18)	(45)
Income taxes	(77)	(62)	(135)	451

Income (loss) from continuing operations	(202)	65	(287)	(439)
Discontinued operations, net of income taxes	(12)	(41)	(118)	(1,195)
Cumulative effect of accounting changes, net of income taxes	—	—	—	(9)

Net income (loss)	$(214)	$24	$(405)	$(1,643)

(1)	The restatement of our 2004 financial statements affected the amount of losses on long-lived assets, earnings from unconsolidated affiliates and other income for certain foreign operations in our Power and Marketing and Trading segments and discontinued foreign operations, as well as the related taxes on these assets and investments. See Item 1, Financial Statements and Supplementary Data, Note 1 for a further discussion of the restatement and the manner in which our segments and other operations were affected.
Overview of Results of Operations
      For the nine months ended September 30, 2004, our consolidated EBIT from continuing operations was $1,095 million of which $1,116 million was our segment EBIT. During the nine months, our Pipelines, Production and Field Services segments contributed $1,644 million of combined EBIT. These positive contributions were partially offset by combined EBIT losses of $528 million in our Power and Marketing and Trading segments. The following overview summarizes the results of operations by operating segments compared to our internal expectations for the period.

Pipelines	Our Pipelines segment generated EBIT of $962 million, which was generally consistent with our expectations for the period.

Production	Our Production segment generated EBIT of $558 million, which was above our expectations for the period. Higher than expected commodity prices and lower than expected depreciation costs due to the impact of the reserve and hedge restatements in periods prior to 2004 on our full cost pool assets, more than offset lower than expected production volumes and higher than expected production costs.

Marketing and Trading	Our Marketing and Trading segment generated an EBIT loss of $454 million, which was a greater loss than our expectations. The performance was driven primarily by mark-to-market losses in our natural gas portfolio due to natural gas price increases in the period. Our natural gas portfolio exposure was also impacted by the hedge restatement in periods prior to 2004, resulting in a mark-to-market position that generates losses if natural gas prices increase.

Power	Our Power segment generated an EBIT loss of $74 million, which was below our expectations for the period, primarily due to asset impairments and other charges, net of realized gains and losses, of $383 million. These impairments and charges were primarily related to events at two power plants in Brazil in 2004 related to difficulties in extending their power sales agreements that expire in 2005 and 2006, and due to certain of our domestic operations which were sold or are being sold.

Field Services	Our Field Services segment generated EBIT of $124 million, which was consistent with our expectations for the period and impacted by the significant asset sales activity in the segment in 2003.

      For the remainder of 2004, we expect the trends discussed above to continue, given the historic stability in our pipeline business and the current favorable pricing environment for natural gas. We expect our EBIT to decline in our Field Services segment in the fourth quarter of 2004 as a result of the completion of sales of our interests in GulfTerra and a majority of our remaining processing assets. In our Power segment, we expect to generate additional EBIT losses as a result of liquidating our power contract restructuring derivatives and as we continue to sell our domestic power plant portfolio. Internationally, we continue to foresee challenges in our operating areas, particularly in Brazil where we have significant power investments. Finally, we anticipate our Marketing and Trading segment’s EBIT will continue to be volatile due to unpredictable changes in natural gas and power prices as they relate to our historical trading portfolio as we transition toward a core marketing business. However, this volatility should decrease as a result of the designation of certain of our derivatives as hedges of our Production segment’s natural gas production in the fourth quarter of 2004.
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

	Operating Segments

			Marketing
			and	Power	Field
	Pipelines	Production	Trading	(Restated)	Services		Corporate

	(In millions)
Nine Months Ended September 30,
2004
Asset and investment impairments, net of gain (loss) on sale	$4	$—	$—	$(351)	$(3	) (1)	$9
Restructuring charges	(5)	(12)	(2)	(4)	(1)		(41)

Total	$(1)	$(12)	$(2)	$(355)	$(4)		$(32)

2003
Asset and investment impairments, net of gain (loss) on sale	$9	$(5)	$3	$(335)	$(76)		$(446)
Restructuring charges	(1)	(4)	(10)	(4)	(3)		(84)
Western Energy Settlement(2)	(138)	—	(17)	—	—		(3)

Total	$(130)	$(9)	$(24)	$(339)	$(79)		$(533)

(1)	Includes a net gain of $500 million on the sale for our GulfTerra interests and other assets to Enterprise and a related goodwill impairment of $480 million in the third quarter of 2004. See Item 1, Financial Statements, Notes 2, 6 and 16 for a further discussion of these sales, gains and impairments.

(2)	Includes $55 million of accretion expense and other charges and is included in operations and maintenance expense in our consolidated statements of income.
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
Regulated Businesses — Pipelines Segment
      Our Pipelines segment owns and operates our interstate natural gas transmission businesses. For a further discussion of the business activities of our Pipelines segment, see our 2003 Annual Report on Form 10-K. Below are the operating results and analysis of these results for our Pipelines segment for the periods ended September 30:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

Pipelines Segment Results	2004	2003	2004	2003

	(In millions, except volume amounts)
Operating revenues	$604	$598	$1,942	$1,971
Operating expenses	(386)	(331)	(1,116)	(1,208)

Operating income	218	267	826	763
Other income	50	34	136	112

EBIT	$268	$301	$962	$875

Throughput volumes (BBtu/d)(1)	19,480	18,786	20,637	20,430

(1)	Throughput volumes exclude volumes related to our equity investments in the Portland Natural Gas Transmission System and EPIC Energy Australia Trust which were sold in the fourth quarter of 2003 and second quarter of 2004. In addition, volumes exclude intrasegment activities. Throughput volumes includes volumes related to our Mexico investments which were transferred from our Power segment effective January 1, 2004.

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
      The following factors contributed to our overall EBIT decrease of $33 million for the quarter ended September 30, 2004 and EBIT increase of $87 million for the nine months ended September 30, 2004 as compared to the same periods ended September 30, 2003:

	Quarter Ended September 30,				Nine Months Ended September 30,

	Revenue	Expense	Other	EBIT	Revenue	Expense	Other	EBIT

	Favorable/(Unfavorable)				Favorable/(Unfavorable)
	(In millions)				(In millions)
Contract modifications /terminations	$(14)	$10	$—	$(4)	$(86)	$37	$—	$(49)
Fuel recoveries, net of gas used/system supply costs	20	(12)	—	8	29	(9)	—	20
Mainline expansions	8	(2)	(1)	5	27	(5)	(4)	18
Western Energy Settlement in 2003	—	(20)	—	(20)	—	138	—	138
Higher operation and maintenance costs(1)	—	(20)	—	(20)	—	(35)	—	(35)
Change to regulated depreciation method	—	(2)	—	(2)	—	(7)	—	(7)
Equity earnings from Citrus	—	—	6	6	—	—	12	12
Mexico investments	2	(1)	4	5	7	(4)	12	15
Other(2)	(10)	(8)	7	(11)	(6)	(23)	4	(25)

Total	$6	$(55)	$16	$(33)	$(29)	$92	$24	$87

(1)	Consists of costs of operations, electric and power purchase costs, overhead allocation and environmental costs.

(2)	Consists of individually insignificant items across several of our pipeline systems.
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
      Included in contract modifications/terminations above are the impact of the expiration of EPNG risk sharing provisions, which provided revenue net of sharing obligation. The provisions expired at the end of 2003, and will continue to unfavorably impact our comparative EBIT, for the remainder of 2004. In addition, while the impact of EPNG’s capacity pool obligation for former full requirements (FR) customers terminated with the completion of Phases I and II of EPNG’s Line 2000 Power-up project in 2004, EPNG remains at risk for that portion of capacity which was turned back to it on a permanently released basis. EPNG is able, however, to re-market that capacity subject to the general requirement that EPNG demonstrate that any sale of capacity does not adversely impact its service to its firm customers.
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
     Production Hedging
      We hedge our natural gas and oil production through the use of derivatives to stabilize cash flows and reduce the risk of downward commodity price movements on our sales. Our current hedging strategy only partially reduces our exposure to downward movements in commodity prices and, as a result, our reported results of operations, financial position and cash flows continue to be impacted by movements in commodity prices from period to period. In December 2004, we designated certain of the derivatives in our Marketing and

Trading segment as hedges of 205 TBtu of our future natural gas production in order to reduce the earnings volatility in our Marketing and Trading segment. These derivative hedge designations will have no impact on El Paso’s cash flow in any period, but will impact the timing of recognizing earnings in El Paso’s overall operating results. Below are the hedging positions on our anticipated natural gas and oil production as of the date of this filing for 2005 and forward. For the fourth quarter of 2004, we have 1,615 Bbtu of anticipated natural gas production hedged at an average price of $3.92/MMbtu.
     Natural Gas

	Quarters Ended

	March 31,		June 30,		September 30,		December 31,		Total

		Hedged		Hedged		Hedged		Hedged		Hedged
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
	(Bbtu)	/MMbtu	(Bbtu)	/MMbtu	(Bbtu)	/MMbtu	(Bbtu)	/MMbtu	(Bbtu)	/MMbtu

2005	33,019	$6.75	33,037	$6.75	33,055	$6.75	33,055	$6.75	132,166	$6.75
2006	21,349	$6.34	21,367	$6.34	21,385	$6.34	21,385	$6.34	85,486	$6.34
2007	1,579	$3.79	1,447	$3.64	1,155	$3.35	1,155	$3.35	5,336	$3.56
2008 and beyond									20,620	$3.67
     Oil

	Quarters Ended

	March 31,		June 30,		September 30,		December 31,		Total

		Hedged		Hedged		Hedged		Hedged		Hedged
	Volume	Price	Volume	Price	Volume	Price	Volume	Price	Volume	Price
	(MBbls)	(/Bbl)	(MBbls)	(/Bbl)	(MBbls)	(/Bbl)	(MBbls)	(/Bbl)	(MBbls)	(/Bbl)

2005	94	$35.15	96	$35.15	96	$35.15	97	$35.15	383	$35.15
2006	94	$35.15	96	$35.15	96	$35.15	97	$35.15	383	$35.15
2007	47	$35.15	48	$35.15	48	$35.15	49	$35.15	192	$35.15
      In addition to the hedges listed above, we further reduced our overall exposure to commodity price fluctuations in future periods by entering into put contracts in our Marketing and Trading segment in November 2004 which are designed to provide protection on a consolidated basis from natural gas price declines in 2005 and 2006. These “put” contracts do not qualify as accounting hedges and will be marked-to-market in the operating results of our Marketing and Trading segment. These contracts will provide El Paso with a floor price of $6.00 per MMBtu on 60 TBtu of our natural gas production in 2005 and 120 TBtu in 2006. El Paso paid a premium of approximately $67 million, or $0.37 per MMBtu, for the transactions and, as a result, will have no future cash margin requirements under the contracts.

Operating Results
      Below are the operating results and analysis of these results for each of the periods ended September 30:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

Production Segment Results	2004	2003	2004	2003

	(In millions, except volumes and prices)
Operating revenues:
Natural gas	$325	$385	$1,056	$1,511
Oil, condensate and liquids	75	70	218	239
Other	—	(3)	2	5

Total operating revenues	400	452	1,276	1,755
Transportation and net product costs(1)	(13)	(17)	(40)	(67)

Total operating margin	387	435	1,236	1,688

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

Production Segment Results	2004	2003	2004	2003

	(In millions, except volumes and prices)
Operating expenses:
Depreciation, depletion and amortization	(136)	(136)	(407)	(435)
Production costs(2)	(58)	(55)	(144)	(169)
Ceiling test and other charges(3)	(1)	(15)	(12)	(14)
General and administrative expenses	(47)	(44)	(120)	(135)
Taxes, other than production and income taxes	2	(2)	(1)	(7)

Total operating expenses(1)	(240)	(252)	(684)	(760)

Operating income	147	183	552	928
Other income	3	2	6	15

EBIT	$150	$185	$558	$943

Volumes, prices and costs per unit:
Natural gas
Volumes (MMcf)	59,282	76,646	186,516	267,763

Average realized prices including hedges ($/Mcf)(4)	$5.48	$5.02	$5.66	$5.64

Average realized prices excluding hedges ($/Mcf)(4)	$5.53	$5.08	$5.73	$5.77

Average transportation costs ($/Mcf)	$0.18	$0.15	$0.16	$0.19

Oil, condensate and liquids
Volumes (MBbls)	2,013	2,851	6,660	9,020

Average realized prices including hedges ($/Bbl)(4)	$37.32	$24.84	$32.81	$26.55

Average realized prices excluding hedges ($/Bbl)(4)	$37.44	$25.45	$32.85	$27.28

Average transportation and net product costs ($/Bbl)	$1.00	$1.13	$1.24	$1.03

Production costs ($/Mcfe)
Average lease operating costs	$0.67	$0.50	$0.55	$0.40
Average production taxes	0.14	0.09	0.09	0.13

Total production cost(1)	$0.81	$0.59	$0.64	$0.53

Average general and administrative expenses ($/Mcfe)	$0.65	$0.47	$0.53	$0.42

Unit of production depletion cost ($/Mcfe)	$1.75	$1.35	$1.66	$1.27

(1)	Transportation and net product costs are included in operating expenses on our consolidated statements of income.

(2)	Production costs include lease operating costs and production related taxes (including ad valorem and severance taxes).

(3)	Includes ceiling test charges, restructuring charges, asset impairments and gains on asset sales.

(4)	Prices are stated before transportation costs.
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

	Variance

Production Revenue Variance Analysis	Prices	Volumes	Hedges	Total

	(In millions)
Natural gas	$27	$(88)	$1	$(60)
Oil, condensate and liquids	24	(21)	2	5

	$51	$(109)	$3	(55)

Other				3

Total operating revenue variance				$(52)

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

	Variance

Production Revenue Variance Analysis	Prices	Volumes	Hedges	Total

	(In millions)
Natural gas	$(8)	$(469)	$22	$(455)
Oil, condensate and liquids	37	(64)	6	(21)

	$29	$(533)	$28	(476)

Other				(3)

Total operating revenue variance				$(479)

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
      In December 2004, to reduce the earnings volatility in our mark-to-market portfolio, we designated certain of our fixed price natural gas derivatives as hedges of the natural gas production in our Production segment. These transactions will reduce our mark-to-market earnings exposure to future natural gas price changes. These derivative hedge designations will have no impact on El Paso’s overall cash flow in any period, but will impact the timing of recognizing earnings in El Paso’s overall operating results.
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
      Our operations primarily consist of the management of our trading portfolio and the marketing of our Production segment’s natural gas and oil production. Below are our segment operating results and an analysis of these results for the periods ended September 30:
          Marketing and Trading Segment Results

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

			2004
	2004	2003	(Restated)	2003

	(In millions)
Gross margin(1)	$(120)	$82	$(420)	$(583)
Operating expenses	(19)	(47)	(48)	(129)

Operating income (loss)	(139)	35	(468)	(712)
Other income (expense)	1	(7)	14	8

EBIT	$(138)	$28	$(454)	$(704)

(1)	Gross margin consists of revenues from commodity trading and origination activities less the costs of commodities sold, including changes in the fair value of our derivative contracts.

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003
      For the quarter ended September 30, 2004, our gross margin decreased by $202 million compared to the same period in 2003. This decrease was primarily due to a $102 million decrease in the fair value of our derivatives, principally our natural gas contracts, during 2004 compared to a $151 million increase in the fair value of our trading positions during 2003. We sell natural gas at a fixed price in many of our trading contracts. In the third quarter of 2004, natural gas prices increased, resulting in a decrease in the fair value of these derivatives, whereas in the third quarter of 2003, natural gas prices decreased, resulting in an increase in the fair value of these derivatives. In addition, our Cordova derivative tolling agreement’s fair value decreased by $27 million in 2004 compared to a $19 million increase in 2003. The Cordova power plant sells the power it generates into a power market that was incorporated into the Pennsylvania/ New Jersey/ Maryland (PJM) power pool in May 2004. We believe that this will improve the Cordova power plant’s ability to sell its power into the marketplace and, as a result, will improve the liquidity of our tolling contract with that power plant.

This also changed the relationship between the forecasted power and natural gas prices used to determine the fair value of our Cordova tolling agreement. We believe that these changes will improve the overall value of the contract and will reduce the volatility of the fair value of the contract in the future. However, we continue to evaluate the impact that this change will have on the fair value of the Cordova tolling agreement over its term, which extends through 2019. Also contributing to the decrease in gross margin were settlement losses on non-derivative contracts of $37 million in 2004 compared to $36 million in 2003, which primarily related to demand charges we could not recover on existing transportation contracts. Partially offsetting these decreases was $69 million of net gains related to the early termination of some of our derivative and non-derivative contracts in 2004, compared to $5 million of losses in 2003. Our 2004 gain primarily related to the final receipt of $50 million of proceeds from the termination of an LNG contract at our Elba Island facility and a $25 million gain on the termination of a power contract with our Power segment. The $25 million gain was eliminated from El Paso’s consolidated results. We may incur future losses on the early termination of our derivative and non-derivative contracts in connection with future asset sales by other segments. Specifically, we are currently negotiating the assignment of our Cedar Brakes I and II power supply agreements which, if completed, could result in losses in the period the agreement is reached.
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

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003
      For the nine months ended September 30, 2004, our gross margin improved by $163 million compared to the same period in 2003. This improvement was primarily due to $69 million of gains related to the early termination of some of our derivative and non-derivative contracts in 2004 compared to $46 million of losses in 2003. Our 2004 gains resulted primarily from the termination of our Elba Island LNG contract and a power contract with our Power segment, while our 2003 losses resulted from the active liquidation of the derivative and non-derivative positions in our trading portfolio in 2003. Our non-derivative contracts also had settlement losses of $105 million in 2004 compared to $131 million in 2003, which primarily related to demand charges we could not recover on existing transportation contracts. We expect that these demand charges will be lower than those in 2003 as we continue to experience the benefits of previous contract terminations. Also contributing to this improvement was a $371 million decrease in the fair value of our derivatives, principally our natural gas contracts, during 2003 compared to a $345 million decrease in the fair value of our trading positions during 2004. Included in the 2003 fair value decrease was $81 million of losses incurred on the settlement of our natural gas contracts in the first quarter of 2003. These losses resulted from a high volume of settlements and significant increases in natural gas prices during each of the first three months of 2003. Partially offsetting these improvements was a decrease in our Cordova derivative tolling agreement’s fair value of $30 million in 2004 compared to a $26 million increase in 2003.
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

Unregulated Businesses — Power Segment
      Our Power segment has three primary business activities: domestic power plant operations, domestic power contract restructuring activities and international power plant operations. Below are the operating results, a summary of the operating results of each of its activities and an analysis of these results for the periods ended September 30:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

			2004
Power Segment Results	2004	2003	(Restated)	2003

	(In millions)
Gross margin(1)	$155	$246	$509	$680
Operating expenses	(203)	(220)	(705)	(591)

Operating income (loss)	(48)	26	(196)	89
Other income (expense)	41	41	122	(33)

EBIT	$(7)	$67	$(74)	$56

Domestic Power
Domestic power plant operations	(55)	(10)	(47)	(221)
Domestic power contract restructuring business	22	38	(18)	119
International Power
Brazilian power operations	25	61	(20)	134
Other international power operations	17	17	48	84
Other(2)	(16)	(39)	(37)	(60)

EBIT	$(7)	$67	$(74)	$56

(1)	Gross margin consists of revenues from our power plants and the initial net gains and losses incurred in connection with the restructuring of power contracts, as well as the subsequent revenues, cost of electricity purchases and changes in fair value of those contracts. The cost of fuel used in the power generation process is included in operating expenses.

(2)	Our other power operations consist of the indirect expenses and general and administrative costs associated with our domestic and international operations, including legal, finance and engineering costs, and the costs of carrying our power turbine inventory. Direct general and administrative expenses of our domestic and international operations are included in EBIT of those operations. In the third quarter of 2003, we also recorded a $22 million impairment of a power turbine in these operations.
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

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003
      Our domestic power plant operations generated an EBIT loss of $55 million in 2004 compared to an EBIT loss of $10 million in 2003. In 2004, we recognized impairments, net of realized gains and losses, of $57 million on our domestic power plants to adjust the carrying value of these plants to their expected sales price. Our remaining domestic power plants that are held for sale generated EBIT of $10 million in 2004 compared to $5 million in 2003. We also incurred a $25 million loss on the termination of a power contract with our Marketing and Trading segment in the third quarter of 2004. This loss was eliminated from El Paso’s consolidated results. In 2003, we recognized $29 million of impairments on our East Coast Power facilities related to the sale of these facilities in the fourth quarter of 2003. The East Coast Power facilities also generated $22 million of operating income during 2003. We also had $12 million of equity losses on our investment in the Orlando power plant in 2003, which was sold in July 2004.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003
      For the nine months ended September 30, 2004, the EBIT generated by our domestic power plant operations was $174 million higher than the same period in 2003. This increase was primarily due to a decrease in the amount of impairments in 2004 compared to 2003. In 2003, we recognized a $207 million impairment on our investment in Chaparral, an $88 million loss due to the write-off of receivables as a result of the transfer of our interest in the Milford power facility to the plant’s lenders and $29 million of impairments on our East Coast Power facilities. In 2004, we recognized impairments, net of realized gains and losses, of $102 million on our domestic power plants to adjust the carrying value of these held for sale plants to the expected sales price. Offsetting this net increase was lower operating income in 2004 of $66 million from our East Coast Power facilities which were sold during 2003 and lower operating income of $9 million from our power plants that were sold during 2004. Our remaining power plants that are held for sale generated EBIT of approximately $19 million in 2004 compared to $6 million in 2003. Also offsetting the increase was a $25 million loss on the termination of a power contract with our Marketing and Trading segment. This loss was eliminated from El Paso’s consolidated results.

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
      For the nine months ended September 30, 2004, the EBIT generated by our Brazilian power plant operations decreased by $154 million compared to the same period in 2003. Our 2004 EBIT loss primarily resulted from $151 million of impairments and a $32 million charge in operation and maintenance expense related to our Manaus and Rio Negro power plants. We recorded these charges based on the status of our expectations of the recoverability of our invested amounts in these facilities based on the status of our negotiations to extend their power sales agreements that expire in 2005 and 2006. Partially offsetting these losses was $129 million of operating income from our Macae power plant and $20 million from our Porto Velho power plant in 2004.
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
      During 2004, our earnings and cash distributions received from GulfTerra were as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	Earnings	Cash	Earnings	Cash
	Recognized	Received	Recognized	Received

	(In millions)
General partner’s share of distributions	$22	$22	$64	$65
Proportionate share of income available to common unit holders	4	7	12	21
Series C units	4	8	14	24
Gains on issuance by GulfTerra of its common units	1	—	4	—

	$31	$37	$94	$110

      For a discussion of our ownership interests in GulfTerra and our activities with the partnership, see Item 1, Financial Statements, Note 16. For a further discussion of the business activities of our Field Services segment, see our 2003 Annual Report on Form 10-K. Below are the operating results and analysis of these results for our Field Services segment for the periods ended September 30:

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

Field Services Segment Results	2004	2003	2004	2003

	(In millions, except volumes and prices)
Processing and gathering gross margins(1)	$53	$33	$142	$109
Operating expenses	(530)	(41)	(602)	(132)

Operating loss	(477)	(8)	(460)	(23)
Other income	538	40	584	26

EBIT	$61	$32	$124	$3

Volumes and Prices:
Processing
Volumes (inlet BBtu/d)	3,182	3,017	3,187	3,174

Prices ($/MMBtu)	$0.16	$0.10	$0.14	$0.10

Gathering
Volumes (BBtu/d)	223	190	220	402

Prices ($/MMBtu)	$0.09	$0.15	$0.10	$0.19

(1)	Gross margins consist of operating revenues less cost of products sold. We believe this measurement is more meaningful for understanding and analyzing our operating results because commodity costs play such a significant role in the determination of profit from our midstream activities.

     For the quarter and nine months ended September 30, 2004, our EBIT was $29 million and $121 million higher than the same periods in 2003. Below is a summary of significant factors affecting EBIT.

	Quarter Ended September 30,				Nine Months Ended September 30,

	Gross	Operating	Other	EBIT	Gross	Operating	Other	EBIT
	Margin	Expense	Income	Impact	Margin	Expense	Income	Impact

	Favorable (Unfavorable)				Favorable (Unfavorable)
	(In millions)				(In millions)
Enterprise/GulfTerra merger and related transactions	$—	$(491)	$511	$20	$—	$(491)	$511	$20
Other Divestitures
Impact of reduced operations	(1)	11	—	10	(21)	39	—	18
Impairments	—	(13)	—	(13)	—	(13)	80	67
Other GulfTerra Related Items
Minority interest	—	—	(11)	(11)	—	—	(32)	(32)
Equity earnings	—	—	(8)	(8)	—	—	(6)	(6)
Higher NGL Prices
Processing	15	—	—	15	39	—	—	39
Javelina equity investment	—	—	5	5	—	—	13	13
Lower fuel and transportation costs	—	—	—	—	9	—	—	9
Other	6	4	1	11	6	(5)	(8)	(7)

Total	$20	$(489)	$498	$29	$33	$(470)	$558	$121

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

      For the periods ended September 30, 2004, EBIT in our corporate operations were higher (lower) than the same period in 2003 due to the following:

		Increase
	Increase	(decrease) in
	(decrease) in	EBIT for nine
	EBIT for quarter	months ended
	ended September 30,	September 30,
	2004 compared	2004 compared
	to 2003	to 2003

	(In millions)
Impairments on the assets in our telecommunications business in 2003	$—	$412
Foreign currency losses on Euro-denominated debt	(13)	83
Impairments and contract terminations in our LNG business	5	90
Losses on early extinguishment of debt	—	37
Employee severance, retention and transition costs	6	35
Lease relocation charges in 2004	(29)	(30)
Other	(22)	18

Total increase (decrease) in EBIT	$(53)	$645

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
Interest and Debt Expense
      Interest and debt expense for the quarter and nine months ended September 30, 2004, was $79 million and $123 million lower than the same periods in 2003. Below is an analysis of our interest expense for the periods ended September 30:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In millions)
Long-term debt, including current maturities	$368	$431	$1,148	$1,217
Revolving credit facilities	30	36	85	91
Other interest	8	15	25	61
Capitalized interest	(10)	(7)	(29)	(17)

Total interest and debt expense	$396	$475	$1,229	$1,352

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
Income Taxes
      Income taxes included in our income (loss) from continuing operations and our effective tax rates for the periods ended September 30 were as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

			2004
	2004	2003	(Restated)	2003

	(In millions, except for rates)
Income taxes	$77	$62	$135	$(451)
Effective tax rate	(62)%	49%	(89)%	51%
      Our effective tax rates were different than the statutory tax rate of 35 percent primarily due to:

•	state income taxes, net of federal income tax benefits;

•	foreign income taxed at different rates, including impairments of certain of our foreign investments;

•	earnings from unconsolidated affiliates where we anticipate receiving dividends; and

•	non-deductible dividends on the preferred stock of subsidiaries.
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
      For the nine months ended September 30, 2004, the loss from our discontinued operations was $118 million compared to a loss of $1,195 million during the same period in 2003. In 2004, $38 million of losses from discontinued operations related to our Canadian and certain other international production operations, primarily from losses on sales and impairment charges, and $80 million was from our petroleum markets activities, primarily related to losses on the completed sales of our Eagle Point and Aruba refineries along with other operational and severance costs. The losses in 2003 related primarily to impairment charges on our Aruba and Eagle Point refineries and on chemical assets, all as a result of the decision by our Board of Directors to exit and sell these businesses and ceiling test charges related to our Canadian production operations.
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
      During 2004, we have been reviewing our internal controls over financial reporting as part of our compliance efforts under Section 404 of the Sarbanes-Oxley Act (SOX), as well as in connection with investigations into matters that required the restatement of our historical financial statements for the periods from 1999 to 2002 and the first nine months of 2003. Our SOX review is being performed consistent with the guidance for independent auditors established by the Public Company Accounting Oversight Board in Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements. The project has entailed the detailed review and documentation of the processes that impact the preparation of our financial statements, an assessment of the risks that could adversely affect the accurate and timely preparation of those financial statements and the identification of the controls in place to mitigate the risks of untimely or inaccurate preparation of those financial statements. Following the documentation of these processes, financial management responsible for those processes internally reviewed or “walked-through” these financial processes to evaluate the design effectiveness of the controls identified to mitigate the risk of material misstatements occurring in our financial statements. We also initiated a detailed process to evaluate the operating effectiveness of our controls over financial reporting. This involves testing the controls, including a review and inspection of the documentation supporting the operation of the controls on which we are placing reliance.
      During our reviews, we identified a number of deficiencies in our internal controls over financial reporting that we determined were material weaknesses in our internal control structure. These deficiencies, which we have previously disclosed, generally involved the control environment, information system access, documentation and application of generally accepted accounting principles, and deficiencies related to segregation of duties, account reconciliations and change management over information systems. Our management, with the oversight of El Paso’s Audit Committee, has devoted considerable effort to remediating the material weaknesses identified, and has made improvements in our internal controls over financial reporting to address these weaknesses. Specifically, in the quarter ending September 30, 2004, we implemented new controls to improve our account reconciliation process, improve segregation of duties and strengthen information system change management processes. However, we continue to test to determine whether the remediated controls are operating effectively. As of December 3, 2004, we have completed approximately 78 percent of the initial testing of our internal controls over financial reporting related to our SOX review. We expect to complete this testing by early February 2005, including any retesting, to determine whether our internal controls are effective at December 31, 2004. We are also currently finalizing a framework upon which we will evaluate and classify the significance of deficiencies identified in our testing process. This is an area that involves judgment, and where interpretation and guidance continue to evolve. At this time, we have identified a number of deficiencies and areas where we can improve our internal controls. Following the completion of our testing procedures, we will assess whether there are any remaining material weaknesses, represented by either individually material deficiencies or an aggregation of significant deficiencies.
      Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Because of the internal control deficiencies described above, we have concluded that our disclosure controls and procedures were ineffective as of September 30, 2004. However, we did perform additional procedures to ensure that our disclosure controls and procedures were effective over the preparation of these financial statements.

      In addition, as disclosed in footnote 1 to the financial statements included in this Form 10-Q/A, we have restated our financial statements for the nine months ended September 30, 2004. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended, our management’s report identified material weaknesses in our internal control over financial reporting in a number of areas. In the process of subsequently remediating the material weakness in internal control over financial reporting in the area of identification, capture and communication of financial data used for accounting for non-routine transactions or activities, we recently identified the errors leading to the restatement reflected in this Form 10-Q/A. This material weakness as well as the other material weaknesses in internal control over financial reporting and our remediation efforts are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended.

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
     Policy on Poison Pill Plans

The company does not currently have in place any stockholders rights plan (also known as a “poison pill”), and the Board currently has no plans to adopt such a plan. However, if the Board is presented with a set of facts and circumstances which leads it to conclude that adopting a rights plan would be in the best interests of stockholders, the Board will seek prior stockholder approval unless the Board, in exercising its fiduciary responsibilities under the circumstances, determines by vote of a majority of the independent directors that such submission would not be in the best interests of the company’s stockholders in the circumstances. If the Board were ever to adopt a rights plan without prior stockholder approval, it will be presented to the stockholders for ratification within one year or expire within one year, without being renewed or replaced. Further, if the Board adopts a rights plan and the company’s stockholders do not approve such rights plan, it will terminate.
      El Paso Corporation’s Governance Guidelines and other information relating to our corporate governance principals, including the Board of Director’s standing committee charters and El Paso Corporation’s Code of Business Conduct, Restated Certificate of Incorporation and By-laws can be found on our Web site at www.elpaso.com.
2005 Annual Meeting of Stockholders
      We anticipate that our 2005 annual meeting of stockholders will be held in late May 2005 and notified stockholders that proposals by stockholders that are intended for inclusion in our proxy statement and proxy to be presented at the 2005 annual meeting of stockholders must be received by Friday, January 7, 2005, in order to be considered for inclusion in the proxy materials. Such proposals should be addressed to the Corporate Secretary of El Paso and may be included in the proxy materials for the 2005 annual meeting of stockholders of El Paso if they comply with certain rules and regulations of the Securities and Exchange Commission and our By-laws governing stockholder proposals. In addition, for all other proposals to be presented at the annual meeting that are not included in the proxy statement and proxy to be timely, a stockholder’s notice must be delivered to, or mailed and received at, the principal executive offices of El Paso not later than February 25, 2005. If a stockholder fails to so notify El Paso of any such proposal prior to February 25, 2005, management of El Paso Corporation will be allowed to use their discretionary voting authority with respect to proxies held by management when the proposal is raised at the annual meeting (without any discussion of the matter in its proxy statement). All proposals must be submitted and received, in writing, by the dates noted above, to David L. Siddall, Corporate Secretary, El Paso Corporation, 1001 Louisiana Street, Houston, Texas 77002, telephone (713) 420-6195 and facsimile (713) 420-4099.
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
Officer Indemnification Agreements
      On December 17, 2004, El Paso executed indemnification agreements. These agreements reiterate the rights to indemnification that are provided to certain officers under El Paso’s By-laws, clarify procedures related to those rights, and provide that such rights are also available to fiduciaries under certain of El Paso’s employee benefit plans. As is the case under the By-laws, the agreements provide for indemnification to the full extent permitted by Delaware law, including the right to be paid the reasonable expenses (including attorneys’ fees) incurred in defending a proceeding related to service as an officer or fiduciary in advance of that proceeding’s final disposition. El Paso may maintain insurance, enter into contracts, create a trust fund or use other means available to provide for indemnity payments and advances. In the event of a change in control of El Paso (as defined in the indemnification agreements), El Paso is obligated to pay the costs of independent legal counsel who will provide advice concerning the rights of each officer to indemnity payments and advances.
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
Item 6. Exhibits
      Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an “*”. Exhibits previously filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 are designated by “**”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

10	.PP	Swap Settlement Agreement dated effective as of August 16, 2004, among the Company, El Paso Merchant Energy, L.P., East Coast Power Holding Company L.L.C. and ECTMI Trutta Holdings LP (Exhibit 10.A to our Form 8-K filed October 15, 2004.
10	.QQ	Amended and Restated Credit Agreement dated as of November 23, 2004, among El Paso Corporation, ANR Pipeline Company, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the several banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (Exhibit 10.A to our Form 8-K filed November 29, 2004).

Exhibit
Number		Description

10	.RR	Amended and Restated Security Agreement dated as of November 23, 2004, made by among El Paso Corporation, ANR Pipeline Company, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the Subsidiary Grantors and certain other credit parties thereto and JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as collateral agent for the Secured Parties and as the depository bank (Exhibit 10.B to our Form 8-K filed November 29, 2004).
10	.SS	Amended and Restated Subsidiary Guarantee Agreement dated as of November 23, 2004, made by each of the Subsidiary Guarantors, as defined therein, in favor of JPMorgan Chase Bank, N.A., as collateral agent (Exhibit 10.C to our Form 8-K filed November 29, 2004).
10	.TT	Amended and Restated Parent Guarantee Agreement dated as of November 23, 2004, made by El Paso Corporation, in favor of JPMorgan Chase Bank, N.A., as Collateral Agent (Exhibit 10.D to our Form 8-K filed November 29, 2004).
**10	.UU	Amendment No. 3 effective December 17, 2004 to the Supplemental Benefits Plan.
**10	.VV	Letter Agreement dated July 16, 2004 between El Paso Corporation and D. Dwight Scott.
**10	.WW	Form of Indemnification Agreement executed by El Paso for the benefit of each officer listed in Schedule A thereto, effective December 17, 2004.
**10	.XX	Indemnification Agreement executed by El Paso for the benefit of Douglas L. Foshee, effective December 17, 2004.
*31	.A	Certification of Chief Executive Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002.
*32	.A	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.
*32	.B	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.
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

EL PASO CORPORATION
Date: July 8, 2005

/s/ D. Dwight Scott

D. Dwight Scott
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: July 8, 2005

/s/ Jeffrey I. Beason

Jeffrey I. Beason
Senior Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX
      Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an “*”. Exhibits previously filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 are designated by “**”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

10	.PP	Swap Settlement Agreement dated effective as of August 16, 2004, among the Company, El Paso Merchant Energy, L.P., East Coast Power Holding Company L.L.C. and ECTMI Trutta Holdings LP (Exhibit 10.A to our Form 8-K filed October 15, 2004.
10	.QQ	Amended and Restated Credit Agreement dated as of November 23, 2004, among El Paso Corporation, ANR Pipeline Company, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the several banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (Exhibit 10.A to our Form 8-K filed November 29, 2004).
10	.RR	Amended and Restated Security Agreement dated as of November 23, 2004, made by among El Paso Corporation, ANR Pipeline Company, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the Subsidiary Grantors and certain other credit parties thereto and JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as collateral agent for the Secured Parties and as the depository bank (Exhibit 10.B to our Form 8-K filed November 29, 2004).
10	.SS	Amended and Restated Subsidiary Guarantee Agreement dated as of November 23, 2004, made by each of the Subsidiary Guarantors, as defined therein, in favor of JPMorgan Chase Bank, N.A., as collateral agent (Exhibit 10.C to our Form 8-K filed November 29, 2004).
10	.TT	Amended and Restated Parent Guarantee Agreement dated as of November 23, 2004, made by El Paso Corporation, in favor of JPMorgan Chase Bank, N.A., as Collateral Agent (Exhibit 10.D to our Form 8-K filed November 29, 2004).
**10	.UU	Amendment No. 3 effective December 17, 2004 to the Supplemental Benefits Plan.
**10	.VV	Letter Agreement dated July 16, 2004 between El Paso Corporation and D. Dwight Scott.
**10	.WW	Form of Indemnification Agreement executed by El Paso for the benefit of each officer listed in Schedule A thereto, effective December 17, 2004.
**10	.XX	Indemnification Agreement executed by El Paso for the benefit of Douglas L. Foshee, effective December 17, 2004.
*31	.A	Certification of Chief Executive Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002.
*32	.A	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.
*32	.B	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.