Form 10-K
EL PASO CORP/DE
filed 2005-12-20
CIK 1066107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 8-K

CURRENT REPORT

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Date of Report:
December 20, 2005

(Date of Earliest Event Reported: December 20, 2005)

EL PASO CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	1-14365	76-0568816
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

El Paso Building
1001 Louisiana Street
Houston, Texas 77002

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (713) 420-2600

Check the appropriate box below if the Form 8-K filing is intended to simultaneously satisfy the filing obligation of the registrant under any of the following provisions:

☐  Written communications pursuant to Rule 425 under the Securities Act (17 CFR 230.425)
☐  Soliciting material pursuant to Rule 14a-12 under the Exchange Act (17 CFR 240.14a-12)
☐  Pre-commencement communications pursuant to Rule 14d-2(b) under the Exchange Act (17 CFR 240.14d-2(b))
☐  Pre-commencement communications pursuant to Rule 13e-4(c) under the Exchange Act (17 CFR 240.13e-4(c))

Item 8.01 Other Information.

El Paso Corporation announces that its Board of Directors, based upon a recommendation of its Governance & Nominating Committee, appointed Mr. Tom Hix as the Chairman of the Audit Committee, effective January 1, 2006.  Mr. Hix, a designated audit committee financial expert, has been a member of the Audit Committee and will continue the strong leadership of the Audit Committee following Mr. Braniff’s long and productive three-year tenure as Chairman of the Audit Committee.  Mr. Braniff will continue to serve as a member of the Audit Committee.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO CORPORATION

By:	/s/ John R. Sult
John R. Sult
Senior Vice President and Controller
(Principal Accounting Officer)

Dated:  December 20, 2005