Form 10-Q
period 2007-06-30
EL PASO CORP/DE
filed 2007-08-07
CIK 1066107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

Common stock, par value $3 per share. Shares outstanding on August 3, 2007: 700,561,894

EL PASO CORPORATION

Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day	Mcfe	= thousand cubic feet of natural gas equivalents
Bbl	= barrels	MMBtu	= million British thermal units
BBtu	= billion British thermal units	MMcf	= million cubic feet
Bcf	= billion cubic feet	MMcfe	= million cubic feet of natural gas equivalents
LNG	= liquefied natural gas	NGL	= natural gas liquids
MBbls	= thousand barrels	TBtu	= trillion British thermal units
Mcf	= thousand cubic feet

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

EL PASO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per common share amounts)
(Unaudited)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Operating revenues	$1,198	$1,089	$2,220	$2,426

Operating expenses
Cost of products and services	60	70	115	132
Operation and maintenance	329	338	630	623
Depreciation, depletion and amortization	286	256	557	506
Taxes, other than income taxes	72	62	132	119

	747	726	1,434	1,380

Operating income	451	363	786	1,046
Earnings from unconsolidated affiliates	44	37	81	66
Loss on debt extinguishment	(86)	(3)	(287)	(9)
Other income, net	61	41	106	91
Interest and debt expense	(231)	(316)	(514)	(647)

Income before income taxes from continuing operations	239	122	172	547
Income taxes	70	(12)	51	112

Income from continuing operations	169	134	121	435
Discontinued operations, net of income taxes	(3)	16	674	71

Net income	166	150	795	506
Preferred stock dividends	10	9	19	19

Net income available to common stockholders	$156	$141	$776	$487

Basic earnings per common share
Income from continuing operations	$0.23	$0.19	$0.15	$0.63
Discontinued operations, net of income taxes	—	0.02	0.97	0.11

Net income per common share	$0.23	$0.21	$1.12	$0.74

Diluted earnings per common share
Income from continuing operations	$0.22	$0.19	$0.15	$0.60
Discontinued operations, net of income taxes	—	0.02	0.96	0.10

Net income per common share	$0.22	$0.21	$1.11	$0.70

Dividends declared per common share	$0.04	$0.04	$0.08	$0.08

See accompanying notes.

EL PASO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	June 30,	December 31,
	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$309	$537
Accounts and notes receivable
Customers, net of allowance of $22 in 2007 and $28 in 2006	538	516
Affiliates	182	192
Other	240	495
Assets from price risk management activities	162	436
Assets held for sale and from discontinued operations	—	4,161
Deferred income taxes	297	478
Other	264	352

Total current assets	1,992	7,167

Property, plant and equipment, at cost
Pipelines	16,075	15,672
Natural gas and oil properties, at full cost	17,493	16,572
Other	543	566

	34,111	32,810
Less accumulated depreciation, depletion and amortization	16,461	16,132

Total property, plant and equipment, net	17,650	16,678

Other assets
Investments in unconsolidated affiliates	1,653	1,707
Assets from price risk management activities	222	414
Other	1,301	1,295

	3,176	3,416

Total assets	$22,818	$27,261

See accompanying notes.

EL PASO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except for share amounts)
(Unaudited)

	June 30,	December 31,
	2007	2006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable
Trade	$418	$478
Affiliates	2	3
Other	564	569
Current maturities of long-term financing obligations	440	1,360
Liabilities from price risk management activities	309	278
Liabilities related to discontinued operations	—	1,817
Accrued interest	208	269
Other	776	1,377

Total current liabilities	2,717	6,151

Long-term financing obligations, less current maturities	11,457	13,329

Other
Liabilities from price risk management activities	945	924
Deferred income taxes	1,069	950
Other	1,743	1,690

	3,757	3,564

Commitments and contingencies
Securities of subsidiaries	21	31

Stockholders’ equity
Preferred stock, par value $0.01 per share; authorized 50,000,000 shares; issued 750,000 shares of 4.99% convertible perpetual stock; stated at liquidation value	750	750
Common stock, par value $3 per share; authorized 1,500,000,000 shares; issued 708,794,138 shares in 2007 and 705,833,206 shares in 2006	2,126	2,118
Additional paid-in capital	4,745	4,804
Accumulated deficit	(2,149)	(2,940)
Accumulated other comprehensive loss	(419)	(343)
Treasury stock (at cost); 8,348,787 shares in 2007 and 8,715,288 shares in 2006	(187)	(203)

Total stockholders’ equity	4,866	4,186

Total liabilities and stockholders’ equity	$22,818	$27,261

See accompanying notes.

EL PASO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities
Net income	$795	$506
Less income from discontinued operations, net of income taxes	674	71

Income from continuing operations	121	435
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	557	506
Deferred income taxes	42	84
Earnings from unconsolidated affiliates, adjusted for cash distributions	40	10
Loss on debt extinguishment	287	9
Other	13	38
Asset and liability changes	(178)	150

Cash provided by continuing activities	882	1,232
Cash provided by (used in) discontinued activities	(17)	190

Net cash provided by operating activities	865	1,422

Cash flows from investing activities
Capital expenditures	(1,400)	(942)
Net proceeds from the sale of assets and investments	80	475
Other	20	20

Cash used in continuing activities	(1,300)	(447)
Cash provided by discontinued activities	3,660	275

Net cash provided by (used) in investing activities	2,360	(172)

Cash flows from financing activities
Net proceeds from issuance of long-term debt	3,666	—
Payments to retire long-term debt and other financing obligations	(6,765)	(1,818)
Dividends paid	(75)	(71)
Net proceeds from issuance of common stock	—	500
Contributions from discontinued operations	3,360	233
Other	4	1

Cash provided by (used in) continuing activities	190	(1,155)
Cash used in discontinued activities	(3,643)	(465)

Net cash used in financing activities	(3,453)	(1,620)

Change in cash and cash equivalents	(228)	(370)
Cash and cash equivalents
Beginning of period	537	2,132

End of period	$309	$1,762

See accompanying notes.

EL PASO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

			Six Months
	Quarters Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$166	$150	$795	$506

Foreign currency translation adjustments (net of income taxes of less than $1 in 2006	—	(1)	—	2
Net reclassification adjustments (net of income taxes of $4 and $7 in 2007) associated with pension and other postretirement obligations	7	—	13	—
Cash flow hedging activities:
Unrealized mark-to-market gains (losses) arising during period (net of income taxes of $28 and $19 in 2007 and $47 and $123 in 2006)	50	88	(33)	219
Reclassification adjustments for changes in initial value to the settlement date (net of income taxes of $9 and $24 in 2007 and $4 and $15 in 2006)	(15)	5	(40)	25
Investments available for sale:
Unrealized gains (losses) arising during period (net of income taxes $2 in 2007 and $3 and $5 in 2006)	—	(6)	3	9
Realized gains arising during period (net of income taxes of $8 in 2007)	(15)	—	(15)	—

Other comprehensive income (loss)	27	86	(72)	255

Comprehensive income	$193	$236	$723	$761

See accompanying notes.

EL PASO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by U.S. generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2006 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2007, and for the quarters and six months ended June 30, 2007 and 2006, are unaudited. We derived the condensed consolidated balance sheet as of December 31, 2006, from the audited balance sheet filed in our 2006 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our businesses, information for interim periods may not be indicative of our operating results for the entire year. Our results for all periods reflect ANR Pipeline Company (ANR), our Michigan storage assets and our 50 percent interest in Great Lakes Gas Transmission (Great Lakes) as discontinued operations. Additionally, our financial statements for prior periods include reclassifications that were made to conform to the current period presentation. Those reclassifications did not impact our reported net income or stockholders’ equity.

Significant Accounting Policies

The information below provides an update of our significant accounting policies and accounting pronouncements issued but not yet adopted discussed in our 2006 Annual Report on Form 10-K.

Accounting for Uncertainty in Income Taxes.  On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes and its related interpretation. FIN No. 48 clarifies Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, and required us to evaluate our tax positions for all jurisdictions and for all years where a statute of limitations has not expired. FIN No. 48 requires companies to meet a “more-likely-than-not” threshold (i.e., a greater than 50 percent likelihood that a tax position would be sustained under examination) prior to recording a benefit for their tax positions. Additionally, for tax positions meeting this “more-likely-than-not” threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon ultimate settlement. For further information on the impact on our financial statements of the adoption of this interpretation, see Note 3.

Accounting for Offsetting Contractual Amounts.  In April 2007, the FASB issued FASB Staff Position (FSP) No. FIN 39-1. The FSP amends FIN No. 39, Offsetting of Amounts Related to Certain Contracts, and allows companies to offset amounts recorded for their derivative contracts with cash collateral posted or held if the contracts are executed with the same counterparty and under the same master netting arrangement. This pronouncement is effective for fiscal years beginning after November 15, 2007, although early application is permitted. We are currently evaluating the manner in which we will apply this pronouncement.

2.	Divestitures

Under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classify assets to be disposed of as held for sale or, if appropriate, discontinued operations when they have received appropriate approvals to be disposed of by our management or Board of Directors and when they meet other criteria. Cash flows from our discontinued businesses are reflected as discontinued operating, investing, and financing activities in our statement of cash flows. To the extent these discontinued operations do not maintain separate cash balances, we reflect the net cash flows generated from these businesses as a contribution to our continuing operations in cash flows from continuing financing activities. As of December 31, 2006, we had total assets of $4.1 billion and total

EL PASO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities of $1.8 billion related to our discontinued operations, the composition of which is disclosed in our 2006 Annual Report on Form 10-K. We also had $28 million of assets held for sale as of December 31, 2006. As of June 30, 2007, all of our assets and liabilities related to our discontinued operations and our assets held for sale had been sold.

Discontinued Operations.  In February 2007, we sold ANR, our Michigan storage assets and our 50 percent interest in Great Lakes to TransCanada Corporation and TC Pipeline, LP for net cash proceeds of approximately $3.7 billion and recorded a gain on the sale of $648 million, net of taxes of $354 million. Included in the net assets of these discontinued operations as of the date of the sale were net deferred tax liabilities assumed by TransCanada. During the first six months of 2006, we completed the sale of all of our discontinued international power operations for net proceeds of approximately $368 million including our interest in Macae, a wholly owned power plant facility in Brazil, and certain power assets in Asia and Central America.

Below is summarized income statement information regarding our discontinued operations:

	ANR and
	Related
	Operations	Other	Total
	(In millions)
Six Months Ended June 30, 2007
Revenues	$101	$—	$101
Costs and expenses	(43)	—	(43)
Other expense(1)	(7)	—	(7)
Interest and debt expense	(10)	—	(10)
Income taxes	(15)	—	(15)

Income from operations	26	—	26
Gain on sale, net of income taxes of $354 million(2)	648	—	648

Net income from discontinued operations	$674	$—	$674

Quarter Ended June 30, 2006
Revenues	$125	$53	$178
Costs and expenses	(92)	(46)	(138)
Other income	16	2	18
Interest and debt expense	(16)	(6)	(22)
Income taxes	(14)	(6)	(20)

Net income (loss) from discontinued operations	$19	$(3)	$16

Six Months Ended June 30, 2006
Revenues	$319	$103	$422
Costs and expenses	(169)	(111)	(280)
Other income	31	2	33
Interest and debt expense	(33)	(13)	(46)
Income taxes	(55)	(3)	(58)

Net income (loss) from discontinued operations	$93	$(22)	$71

(1)	Includes a loss of approximately $19 million associated with the extinguishment of certain debt obligations in the first quarter of 2007.

(2)	During the second quarter of 2007, we recognized a $3 million loss, net of income taxes of $2 million, from discontinued operations related to a reduction of the gain on the sale of ANR primarily to reflect post-closing adjustments related to the sale.

EL PASO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Continuing operations asset sales.  During the six months ended June 30, 2007, we received approximately $80 million of proceeds from the sales of assets and investments, primarily related to the sale of a pipeline lateral and our investment in the New York Mercantile Exchange (NYMEX). During the six months ended June 30, 2006 we received approximately $475 million of proceeds, primarily related to the sale of our interests in power plants in Brazil, Asia and Central America and certain natural gas and oil properties in south Texas.

3.	Income Taxes

Income taxes included in our income from continuing operations for the periods ended June 30 were as follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions, except rates)

Income taxes	$70	$(12)	$51	$112
Effective tax rate	29%	(10)%	30%	20%

We compute interim period income taxes by applying an anticipated annual effective tax rate to our year-to-date income or loss, except for significant unusual or infrequently occurring items. Significant tax items, which may include the conclusion of income tax audits, are recorded in the period that the item occurs. Our 2007 overall effective tax rate on continuing operations was lower than the statutory rate of 35 percent primarily due to tax benefits associated with recent tax law changes and dividend exclusions on earnings from unconsolidated affiliates where we anticipate receiving dividends. These reductions to our effective tax rate were partially offset by state income taxes (net of federal income tax effects) and the reversal of deferred tax assets on certain foreign investments.

Our 2006 overall effective tax rate on continuing operations was lower than the statutory rate of 35 percent primarily due to the (i) conclusion of IRS audits resulting in a reduction of tax contingencies and a reinstatement of certain tax credits totaling $34 million and $50 million for the quarter and six months ended June 30, 2006, (ii) net tax benefits recognized on certain foreign investments, and (iii) dividend exclusions on earnings from unconsolidated affiliates where we anticipate receiving dividends. Partially offsetting these reductions was the effect of state income taxes (net of federal income tax effects).

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

Upon the adoption of FIN No. 48, we recorded additional liabilities for unrecognized tax benefits of $2 million, including interest and penalties, which we accounted for as an increase of $4 million to the January 1, 2007 accumulated deficit and an increase of $2 million to additional paid-in capital. The additional amounts recorded increased our overall unrecognized tax benefits (including interest and penalties) to $178 million as of January 1, 2007, which have not materially changed as of June 30, 2007. Of this amount, approximately $109 million (net of federal tax benefits) would favorably affect our income tax expense and our effective income tax rate if recognized

EL PASO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in future periods. While the amount of our unrecognized tax benefits could change in the next twelve months, we do not expect this change to have a significant impact on our results of operations or financial position.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense on our income statement. Total interest and penalties recognized in our income statement was not material for the quarters and six months ended June 30, 2007 and 2006. As of January 1, 2007, we had approximately $39 million of liabilities for interest and penalties related to our unrecognized tax benefits, which have not materially changed as of June 30, 2007.

4.	Earnings Per Share

We calculated basic and diluted earnings per common share as follows:

	2007		2006
	Basic	Diluted	Basic	Diluted
	(In millions, except per share amounts)

Quarter Ended June 30,
Income from continuing operations	$169	$169	$134	$134
Convertible preferred stock dividends	(10)	—	(9)	—

Income from continuing operations available to common stockholders	159	169	125	134
Discontinued operations, net of income taxes	(3)	(3)	16	16

Net income available to common stockholders	$156	$166	$141	$150

Weighted average common shares outstanding	696	696	671	671
Effect of dilutive securities:
Options and restricted stock	—	4	—	4
Convertible preferred stock	—	57	—	57

Weighted average common shares outstanding and dilutive securities	696	757	671	732

Earnings per common share:
Income from continuing operations	$0.23	$0.22	$0.19	$0.19
Discontinued operations, net of income taxes	—	—	0.02	0.02

Net income	$0.23	$0.22	$0.21	$0.21

EL PASO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007		2006
	Basic	Diluted	Basic	Diluted
	(In millions, except per share amounts)

Six Months Ended June 30,
Income from continuing operations	$121	$121	$435	$435
Convertible preferred stock dividends	(19)	(19)	(19)	—

Income from continuing operations available to common stockholders	102	102	416	435
Discontinued operations, net of income taxes	674	674	71	71

Net income available to common stockholders	$776	$776	$487	$506

Weighted average common shares outstanding	695	695	664	664
Effect of dilutive securities:
Options and restricted stock	—	4	—	3
Convertible preferred stock	—	—	—	57

Weighted average common shares outstanding and dilutive securities	695	699	664	724

Earnings per common share:
Income from continuing operations	$0.15	$0.15	$0.63	$0.60
Discontinued operations, net of income taxes	0.97	0.96	0.11	0.10

Net income	$1.12	$1.11	$0.74	$0.70

We exclude potentially dilutive securities (such as employee stock options, restricted stock, convertible preferred stock, and trust preferred securities) from the determination of diluted earnings per share when their impact on income from continuing operations per common share is antidilutive. These antidilutive securities included certain employee stock options and our trust preferred securities in all periods presented, and our convertible preferred stock for the six months ended June 30, 2007. Additionally, our zero coupon convertible debentures (redeemed in April 2006), were antidilutive in both periods in 2006. For a further discussion of our potentially dilutive securities, see our 2006 Annual Report on Form 10-K.

EL PASO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Price Risk Management Activities

The following table summarizes the carrying value of the derivatives used in our price risk management activities. In the table below, derivatives designated as accounting hedges consist of instruments used to hedge our natural gas and oil production. Other commodity-based derivative contracts relate to derivative contracts not designated as accounting hedges, such as options, swaps, other natural gas and power purchase and supply contracts, and derivatives related to our legacy energy trading activities. Interest rate and foreign currency derivatives consist of swaps that are primarily designated as hedges of our interest rate and foreign currency risk on long-term debt.

	June 30,	December 31,
	2007	2006
	(In millions)

Net assets (liabilities):
Derivatives designated as accounting hedges	$(7)	$61
Other commodity-based derivative contracts(1)	(909)	(456)

Total commodity-based derivatives	(916)	(395)
Interest rate and foreign currency derivatives	46	43

Net liabilities from price risk management activities	$(870)	$(352)

(1)	During 2007, we settled derivative assets of approximately $381 million by applying the related cash margin we held against amounts due to us under those contracts. This non-cash transaction is not reflected in our statement of cash flows.

6.	Long-Term Financing Obligations and Other Credit Facilities

	June 30,	December 31,
	2007	2006
	(In millions)

Current maturities of long-term financing obligations	$440	$1,360
Long-term financing obligations	11,457	13,329

Total	$11,897	$14,689

EL PASO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Long-Term Financing Obligations.  During the six months ended June 30, 2007, we had the following changes in our long-term financing obligations (in millions):

			Cash
		Book Value	Received /
Company	Interest Rate	Increase (Decrease)	(Paid)

Issuances
El Paso Exploration and Production Company (EPEP) revolving credit facility	variable	$365	$365
El Paso
Revolving credit facility	variable	1,200	1,200
Notes due 2014	6.875%	374	371
Notes due 2017	7.00%	893	886
El Paso Natural Gas (EPNG) notes due 2017	5.95%	354	350
Southern Natural Gas (SNG) notes due 2017	5.90%	500	494

Increases through June 30, 2007		$3,686	$3,666

Repayments, repurchases, and other Notes/Other
El Paso	6.375%-10.75%	$(2,837)	$(3,011)
El Paso-Euro	7.125%	(157)	(165)
EPEP	7.75%	(1,199)	(1,267)
SNG	6.70%	(52)	(52)
SNG	8.875%	(398)	(418)
EPNG	7.625%	(299)	(314)
Other	various	(11)	(13)

		(4,953)	(5,240)
Revolving Credit Facilities
EPEP	variable	(200)	(200)
El Paso	variable	(1,325)	(1,325)

Decreases through June 30, 2007		$(6,478)	$(6,765)

During the first six months of 2007, we recorded $287 million of pre-tax losses on the extinguishment of certain debt obligations repurchased and debt refinanced above, including an $86 million loss recorded in the second quarter related to repurchasing notes of EPEP.

Other.  Approximately $9 billion of our debt obligations provide us the ability to call the debt prior to its stated maturity date. If redeemed prior to their stated maturities, we will be required to pay a make-whole or fixed premium in addition to repaying the principal and accrued interest.

Prior to their redemption in 2006, we recorded accretion expense on our zero coupon debentures. During the six months ended June 30, 2006, we redeemed $615 million of our zero coupon debentures, of which $110 million represented an increase in the principal balance of long-term debt due to the accretion of interest on the debentures we redeemed. We account for these redemptions as financing activities in our statement of cash flows.

EL PASO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Facilities

Credit Agreements.  As of June 30, 2007, we had available capacity under our credit agreements of approximately $1.1 billion, comprised primarily of $0.9 billion available under our $1.75 billion credit agreement and $0.2 billion related to EPEP’s $0.5 billion revolving credit agreement. As a result of upgrades to our credit ratings, we can now borrow funds utilizing the $1.25 billion revolver under our $1.75 billion credit agreement at rates of LIBOR plus 1.25% or issue letters of credit at a rate of 1.40%. The commitment fee on any unused capacity under the $1.25 billion revolver is 0.25%.

Contingent Letter of Credit Facility.  In January 2007, we entered into a $250 million unsecured contingent letter of credit facility that matures in March 2008. Letters of credit are available under the facility if the average NYMEX gas price strip for the remaining calendar months through March 2008 is equal to or exceeds $11.75 per MMBtu, which has not occurred. The facility fee, if triggered, is 1.66% per annum.

Unsecured Credit Facility.  In June 2007, we entered into a $150 million unsecured facility with a third party that matures in June 2009 that provides for both borrowings and issuing letters of credit. We are required to pay a fixed facility fee at a rate of 0.87% per annum on the full facility amount. Amounts borrowed carry an interest rate of LIBOR in addition to the facility fee. As of June 30, 2007, essentially all of the capacity under this facility had been utilized for letters of credit.

Letters of Credit.  As noted above, we enter into letters of credit in the ordinary course of our operating activities as well as periodically in conjunction with the sales of assets or businesses. As of June 30, 2007, we had outstanding letters of credit of approximately $1.4 billion of which approximately $1.0 billion secures our recorded obligations related to price risk management activities.

7.	Commitments and Contingencies

Legal Proceedings

ERISA Class Action Suits.  In December 2002, a purported class action lawsuit entitled William H. Lewis, III v. El Paso Corporation, et al. was filed in the U.S. District Court for the Southern District of Texas alleging that our communication with participants in our Retirement Savings Plan included misrepresentations and omissions similar to those pled in the consolidated shareholder litigation that caused members of the class to hold and maintain investments in El Paso stock in violation of the Employee Retirement Income Security Act (ERISA). Various motions have been filed, and we are awaiting the court’s ruling. We have insurance coverage for this lawsuit, subject to certain deductibles and co-pay obligations. We have established accruals for this matter which we believe are adequate.

Cash Balance Plan Lawsuit.  In December 2004, a purported class action lawsuit entitled Tomlinson, et al. v. El Paso Corporation and El Paso Corporation Pension Plan was filed in U.S. District Court for Denver, Colorado. The lawsuit alleges various violations of ERISA and the Age Discrimination in Employment Act as a result of our change from a final average earnings formula pension plan to a cash balance pension plan. Certain of the claims that our cash balance plan violated ERISA were recently dismissed by the trial court. Our costs and legal exposure related to this lawsuit are not currently determinable.

Retiree Medical Benefits Matters.  We serve as the plan administrator for a medical benefits plan that covers a closed group of retirees of the Case Corporation who retired on or before July 1, 1994. Case was formerly a subsidiary of Tenneco, Inc. that was spun off in 1993. Tenneco retained an obligation to provide certain medical benefits at the time of the spin-off and we assumed this obligation as a result of our merger with Tenneco. Pursuant to an agreement with the applicable union for Case employees, our liability for these benefits was subject to a cap, such that costs in excess of the cap are assumed by plan participants. In 2002, we and Case were sued by individual retirees in a federal court in Detroit, Michigan in an action entitled Yolton et al. v. El Paso Tennessee Pipeline Co.

EL PASO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Case Corporation. The suit alleges, among other things, that El Paso and Case violated ERISA and that they should be required to pay all amounts above the cap. Case further filed claims against El Paso asserting that El Paso was obligated to indemnify Case for the amounts it would be required to pay. In separate rulings in 2004, the court ruled that, pending a trial on the merits, Case must pay the amounts incurred above the cap and that El Paso must reimburse Case for those payments. In January 2006, these rulings were upheld on appeal by the U.S. Court of Appeals for the 6th Circuit. We will proceed with a trial on the merits with regard to the issues of whether the cap is enforceable and what degree of benefits have actually vested. Until this is resolved, El Paso will indemnify Case for payments Case makes above the cap, which are currently about $1.7 million per month. We continue to defend the action and have filed for approval by the trial court various amendments to the medical benefit plans which would allow us to deliver the benefits to plan participants in a more cost effective manner. Although it is uncertain what plan amendments will ultimately be approved, the approval of plan amendments could reduce our overall costs and, as a result, could reduce our recorded obligation. We have established an accrual for this matter which we believe is adequate.

Natural Gas Commodities Litigation.  Beginning in August 2003, several lawsuits were filed against El Paso Marketing L.P. (EPM) alleging that El Paso, EPM and other energy companies conspired to manipulate the price of natural gas by providing false price information to industry trade publications that published gas indices. The first cases were consolidated in federal court in New York for all pre-trial purposes and are styled In re: Gas Commodity Litigation. In September 2005, the court certified the class to include all persons who purchased or sold NYMEX natural gas futures between January 1, 2000 and December 31, 2002. A settlement was finalized and has been paid. The second set of cases, involving similar allegations on behalf of commercial and residential customers, was transferred to a multi-district litigation proceeding (MDL) in the U.S. District Court for Nevada and styled In re: Western States Wholesale Natural Gas Antitrust Litigation. These cases have been dismissed and have been appealed. The third set of cases also involve similar allegations on behalf of certain purchasers of natural gas. These include Farmland Industries v. Oneok Inc. (filed in state court in Wyandotte County, Kansas in July 2005) and Missouri Public Service Commission v. El Paso Corporation, et al. (filed in the circuit court of Jackson County, Missouri at Kansas City in October 2006), and the purported class action lawsuits styled: Leggett, et al. v. Duke Energy Corporation, et al. (filed in Chancery Court of Tennessee in January 2005); Ever-Bloom Inc. v. AEP Energy Services Inc., et al. (filed in federal court for the Eastern District of California in June 2005); Learjet, Inc. v. Oneok Inc., (filed in state court in Wyandotte County, Kansas in September 2005); Breckenridge, et al. v. Oneok Inc., et al. (filed in state court in Denver County, Colorado in May 2006); Arandell, et al. v. Xcel Energy, et al. (filed in the circuit court of Dane County, Wisconsin in December 2006); and Heartland, et al. v. Oneok Inc., et al. (filed in the circuit court of Buchanan County, Missouri in March 2007). The Leggett case was dismissed by the Tennessee state court and has been appealed. The remaining cases have all been transferred to the MDL proceeding. Defendants’ motions to dismiss in Farmland, Learjet and Breckenridge have been denied. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

Gas Measurement Cases.  A number of our subsidiaries were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act, which has been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In October 2006, the U.S. District Judge issued an order dismissing all claims against all defendants. An appeal has been filed.

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

EL PASO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments (along with interest, expenses and punitive damages) and injunctive relief with regard to future gas measurement practices. Our costs and legal exposure related to these lawsuits and claim are not currently determinable.

MTBE.  Certain of our subsidiaries used the gasoline additive methyl tertiary-butyl ether (MTBE) in some of their gasoline. Certain subsidiaries have also produced, bought, sold and distributed MTBE. A number of lawsuits have been filed throughout the U.S. regarding the potential impact of MTBE on water supplies. Some of our subsidiaries are among the defendants in approximately 80 such lawsuits. Although these suits had been consolidated for pre-trial purposes in multi-district litigation in the U.S. District Court for the Southern District of New York, a recent appellate court decision has directed two of the cases to be remanded back to state court. It is possible many of the other cases will also be remanded to separate state court proceedings. The plaintiffs, certain state attorneys general, various water districts and a limited number of individual water customers, generally seek remediation of their groundwater, prevention of future contamination, damages (including natural resource damages), punitive damages, attorney’s fees and court costs. Among other allegations, plaintiffs assert that gasoline containing MTBE is a defective product and that defendant refiners are liable in proportion to their market share. Our costs and legal exposure related to these lawsuits are not currently determinable.

Government Investigations and Inquiries

Reserve Revisions.  In March 2004, we received a subpoena from the SEC requesting documents relating to our December 31, 2003 natural gas and oil reserve revisions. As previously disclosed, the staff of the SEC has been investigating our December 31, 2003 natural gas and oil reserves revisions. We originally self-reported this matter to the SEC and have been cooperating fully with the investigation, which has included producing a large volume of documents and making our employees available for interviews or testimony upon request. On July 13, 2007, we received a notice indicating the SEC staff has made a preliminary decision to recommend to the SEC that it institute an enforcement action against us and two of our subsidiaries related to the reserve revisions. We understand that the staff of the SEC may have also issued similar notices to several of our former employees related to the reserves revisions. We have been given the opportunity to respond to the staff before the staff makes its formal recommendation on whether any action should be brought by the SEC.

Other Government Investigations.  We continue to provide information and cooperate with the inquiry or investigation of the U.S. Attorney and the SEC in response to requests for information regarding price reporting of transactional data to the energy trade press.

Other Contingencies

EPNG Rate Case.  In June 2005, EPNG filed a rate case with the FERC proposing an increase in revenues of 10.6 percent or $56 million annually over then current tariff rates, new services and revisions to certain terms and conditions of existing services. On January 1, 2006, the new rates became effective, subject to refund. In March 2006, the FERC issued an order that generally approved our proposed new services, which were implemented on June 1, 2006. In December 2006, EPNG filed settlement of this rate case with the FERC that provided benefits for both EPNG and its customers for a three-year period ending December 31, 2008. Only one party in the rate case contested the settlement. An administrative law judge has certified the settlement to the FERC finding that the settlement could be approved for all parties, or in the alternative, that the contesting party could be severed from the settlement. We have reserved sufficient amounts to meet EPNG’s refund obligations under the settlement. Such refunds will be payable within 120 days after approval by the FERC.

EL PASO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Iraq Imports.  In December 2005, the Ministry of Oil for the State Oil Marketing Organization of Iraq (SOMO) sent an invoice to one of our subsidiaries for shipments of crude oil that SOMO alleged were purchased by Coastal in 1990 just before the 1990 invasion of Kuwait by Iraq. The invoice requests $144 million for such shipments, along with an allegation of an undefined amount of interest. We have requested additional information from SOMO to further assist in our evaluation of the invoice and the underlying facts. In addition, we are evaluating our legal defenses, including applicable statute of limitation periods.

Navajo Nation.  Approximately 900 looped pipeline miles of the north mainline of our EPNG pipeline system are located on lands held in trust by the United States for the benefit of the Navajo Nation. Our rights-of-way on lands crossing the Navajo Nation are the subject of a pending renewal application filed in 2005 with the Department of the Interior’s Bureau of Indian Affairs. An interim agreement with the Navajo Nation expired at the end of December 2006. Negotiations on the terms of the long-term agreement are continuing. In addition, we continue to preserve other legal, regulatory and legislative alternatives, which includes continuing to pursue our application with the Department of the Interior for renewal of our rights-of-way on Navajo Nation lands. It is uncertain whether our negotiations, or other alternatives, will be successful, or if successful, what the ultimate cost will be of obtaining the rights-of-way and whether we will be able to recover these costs in our rates.

In addition to the above legal proceedings, governmental proceedings, and other contingent matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. There are also other regulatory rules and orders in various stages of adoption, review and/or implementation. For each of our outstanding legal and other contingent matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. While the outcome of these matters, including those discussed above, cannot be predicted with certainty, and there are still uncertainties related to the costs we may incur, based upon our evaluation and experience to date, we believe we have established appropriate reserves for these matters. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters and adjust our accruals accordingly, and these adjustments could be material. As of June 30, 2007, we had approximately $466 million accrued, net of related insurance receivables, for outstanding legal and other contingent matters.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 2007, we have accrued approximately $289 million, which has not been reduced by $25 million for amounts to be paid directly under government sponsored programs. Our accrual includes approximately $279 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and approximately $10 million for related environmental legal costs.

Our reserve estimates range from approximately $289 million to approximately $505 million. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued ($21 million). Second, where the most likely outcome cannot be estimated, a range of costs is established ($268 million to $484 million) and if no one amount in that range is more likely than any other, the lower end of the expected range has been accrued. Our environmental remediation projects are in various stages of completion. Our recorded liabilities reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts

EL PASO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continue, we may incur additional liabilities. By type of site, our reserves are based on the following estimates of reasonably possible outcomes:

	June 30, 2007
Sites	Expected	High
	(In millions)

Operating	$26	$32
Non-operating	229	415
Superfund	34	58

Total	$289	$505

Below is a reconciliation of our accrued liability from January 1, 2007 to June 30, 2007 (in millions):

Balance as of January 1, 2007	$314
Additions/adjustments for remediation activities	15
Payments for remediation activities	(40)

Balance as of June 30, 2007	$289

For the remainder of 2007, we estimate that our total remediation expenditures will be approximately $51 million, most of which will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $22 million in the aggregate for the remainder of 2007 through 2011. These expenditures primarily relate to compliance with clean air regulations.

CERCLA Matters.  We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to 48 active sites under the CERCLA or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third-parties and settlements, which provide for payment of our allocable share of remediation costs. As of June 30, 2007, we have estimated our share of the remediation costs at these sites to be between $34 million and $58 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these issues are included in the previously indicated estimates for Superfund sites.

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

Guarantees and Indemnifications

We are involved in various joint ventures and other ownership arrangements that sometimes require additional financial support through the issuance of financial and performance guarantees. We also periodically provide indemnification arrangements related to assets or businesses we have sold. These arrangements include, but are not limited to, indemnifications for income taxes, the resolution of existing disputes, environmental matters, and necessary expenditures to ensure the safety and integrity of the assets sold.

EL PASO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our potential exposure under guarantee and indemnification agreements can range from a specified amount to an unlimited dollar amount, depending on the nature of the claim and the particular transaction. For those arrangements with a specified dollar amount, we have a maximum stated value of approximately $785 million, for which we are indemnified by third parties for $15 million. These amounts exclude guarantees for which we have issued related letters of credit discussed in Note 6. Included in the above maximum stated value is approximately $440 million related to indemnification arrangements associated with the sale of ANR and related operations and approximately $119 million related to tax matters, related interest and other indemnifications and guarantees arising out of the sale of our Macae power facility. As of June 30, 2007, we have recorded obligations of $53 million related to our guarantees and indemnification arrangements, of which $10 million is related to ANR and related assets and Macae. We are unable to estimate a maximum exposure for our guarantee and indemnification agreements that do not provide for limits on the amount of future payments under the agreement due to the uncertainty of these exposures.

In addition to the exposures described above, a trial court has ruled, which was upheld on appeal, that we are required to indemnify a third party for benefits being paid to a closed group of retirees of one of our former subsidiaries. We have a liability of approximately $363 million associated with our estimated exposure under this matter as of June 30, 2007. For a further discussion of this matter, see Retiree Medical Benefits Matters above.

8.	Retirement Benefits

The components of net benefit cost for our pension and postretirement benefit plans for the periods ended June 30 are as follows:

	Quarters Ended June 30,				Six Months Ended June 30,
			Other				Other
	Pension		Postretirement		Pension		Postretirement
	Benefits		Benefits		Benefits		Benefits
	2007	2006	2007	2006	2007	2006	2007	2006
	(In millions)

Service cost	$4	$4	$—	$—	$9	$8	$—	$—
Interest cost	30	29	7	7	60	58	13	14
Expected return on plan assets	(46)	(44)	(4)	(4)	(91)	(88)	(8)	(8)
Amortization of net actuarial loss	11	14	—	—	21	28	—	—
Amortization of prior service cost(1)	—	—	(1)	—	(1)	—	(1)	—
Special termination benefits(2)	—	—	—	—	6	—	—	—

Net benefit cost (income)	$(1)	$3	$2	$3	$4	$6	$4	$6

(1)	As permitted, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

(2)	Relates to providing enhanced benefits to former ANR employees, which is included in discontinued operations in our income statement.

In December 2006, we adopted the recognition provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) and began reflecting assets and liabilities related to our pension and other postretirement benefit plans based on their funded or unfunded status and reclassified all actuarial deferrals as a component of accumulated other comprehensive income. In March 2007, the FERC issued guidance requiring regulated pipeline companies to recognize a regulatory asset or liability for the funded status asset or liability that would otherwise be recorded in accumulated other comprehensive income under SFAS No. 158, if it is probable that amounts calculated on the same basis as SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions would be included in rates in future periods. Upon adoption of this FERC guidance, we reclassified approximately $4 million

EL PASO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the beginning balance of accumulated other comprehensive income to other non-current assets and liabilities on our balance sheet.

During the six months ended June 30, 2007 and 2006, we made $2 million and $28 million of cash contributions to our Supplemental Benefits Plan and other postretirement benefit plans. We also made $2 million of cash contributions to our pension plans for the six months ended June 30, 2007. For the remainder of 2007, we expect to contribute an additional $4 million to the Supplemental Benefits Plan, $31 million to our other postretirement benefit plans and $1 million to our pension plans.

9.	Stockholders’ Equity

In May 2006, we issued 35.7 million shares of common stock for net proceeds of approximately $500 million. The table below shows the amount of dividends paid and declared (in millions, except per share amounts).

	Common Stock	Convertible Preferred Stock
	($0.04/Share per Qtr)	(4.99%/Year)

Amount paid through June 30, 2007	$56	$19
Amount paid in July 2007	$27	$9
Declared subsequent to June 30, 2007:
Date of declaration	July 26, 2007	July 26, 2007
Payable to shareholders on record	September 7, 2007	September 15, 2007
Date payable	October 1, 2007	October 1, 2007

Dividends on our common stock and preferred stock are treated as a reduction of additional paid-in-capital since we currently have an accumulated deficit. For the remainder of 2007, we expect dividends paid on our common and preferred stock will be taxable to our stockholders because we anticipate they will be paid out of current or accumulated earnings and profits for tax purposes.

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

As of June 30, 2007, our business consists of Pipelines, Exploration and Production, Marketing and Power segments. We have reclassified certain operations as discontinued operations for all periods presented (see Notes 1 and 2). Our segments are strategic business units that provide a variety of energy products and services. They are managed separately as each segment requires different technology and marketing strategies. Our corporate operations include our general and administrative functions, as well as other miscellaneous businesses, contracts and assets, all of which are immaterial. A further discussion of each segment follows:

Pipelines.  Provides natural gas transmission, storage, and related services, primarily in the United States. As of June 30, 2007, we conducted our activities primarily through seven wholly owned and four partially owned transmission systems along with two underground natural gas storage entities and an LNG terminalling facility.

Exploration and Production.  Engages in the exploration for and the acquisition, development and production of natural gas, oil and NGL, primarily in the United States, Brazil and Egypt.

EL PASO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketing.  Markets the majority of our natural gas and oil production, manages the associated commodity price risks and manages our remaining historical trading portfolio.

Power.  Manages the risks associated with our remaining international power assets, primarily in Brazil, Asia and Central America. We continue to pursue the sale of certain of these assets.

Our management uses earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business segments which consist of both consolidated businesses as well as investments in unconsolidated affiliates. We believe EBIT is useful to our investors because it allows them to more effectively evaluate our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income or loss adjusted for (i) items that do not impact our income or loss from continuing operations, such as extraordinary items, discontinued operations and the impact of accounting changes, (ii) income taxes, (iii) interest and debt expense and (iv) preferred dividends. Also, we exclude interest and debt expense so that investors may evaluate our operating results without regard to our financing methods or capital structure. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow. Below is a reconciliation of our EBIT to our income from continuing operations for the periods ended June 30:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Segment EBIT	$574	$472	$1,000	$1,228
Corporate and other	(104)	(34)	(314)	(34)
Interest and debt expense	(231)	(316)	(514)	(647)
Income taxes	(70)	12	(51)	(112)

Income from continuing operations	$169	$134	$121	$435

EL PASO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects our segment results for each of the periods ended June 30:

	Segments
		Exploration and				Corporate
	Pipelines	Production		Marketing	Power	and Other(1)		Total
	(In millions)

Quarter Ended June 30,
2007
Revenue from external customers	$600	$268	(2)	$301	$—	$29		$1,198
Intersegment revenue	14	307	(2)	(317)	—	(4)		—
Operation and maintenance	181	110		3	7	28		329
Depreciation, depletion, and amortization	91	189		1	—	5		286
Earnings (losses) from unconsolidated affiliates	29	3		—	13	(1)		44
EBIT	318	235		5	16	(104	)(3)	470
2006
Revenue from external customers	$563	$234	(2)	$255	$2	$35		$1,089
Intersegment revenue	17	228	(2)	(237)	—	(8)		—
Operation and maintenance	174	98		9	16	41		338
Depreciation, depletion, and amortization	93	156		1	1	5		256
Earnings from unconsolidated affiliates	28	1		—	8	—		37
EBIT	286	163		13	10	(34)		438

(1)	Includes eliminations of intercompany transactions. Our intersegment revenues, along with our intersegment operating expenses, were incurred in the normal course of business between our operating segments. During the quarters ended June 30, 2007 and 2006, we recorded an intersegment revenue elimination of $4 million and $8 million.

(2)	Revenues from external customers include gains and losses related to our hedging of price risk associated with our natural gas and oil production. Intersegment revenues represent sales to our Marketing segment, which is responsible for marketing the majority of our production.

(3)	Debt and treasury management activities, which are part of Corporate and Other, included debt extinguishment costs of $86 million primarily related to repayment of EPEP’s $1.2 billion notes.

EL PASO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Segments
		Exploration and				Corporate
	Pipelines	Production		Marketing	Power	and Other(1)		Total
	(In millions)

Six Months Ended June 30,
2007
Revenue from external customers	$1,231	$488	(2)	$460	$—	$41		$2,220
Intersegment revenue	27	592	(2)	(611)	—	(8)		—
Operation and maintenance	342	220		3	11	54		630
Depreciation, depletion, and amortization	185	359		2	—	11		557
Earnings from unconsolidated affiliates	55	2		—	24	—		81
EBIT	682	414		(130)	34	(314	)(3)	686
2006
Revenue from external customers	$1,192	$315	(2)	$853	$3	$63		$2,426
Intersegment revenue	31	613	(2)	(630)	—	(14)		—
Operation and maintenance	342	186		12	30	53		623
Depreciation, depletion, and amortization	186	302		2	1	15		506
Earnings (losses) from unconsolidated affiliates	44	8		—	15	(1)		66
EBIT	632	362		221	13	(34)		1,194

(1)	Includes eliminations of intercompany transactions. Our intersegment revenues, along with our intersegment operating expenses, were incurred in the normal course of business between our operating segments. During the six months ended June 30, 2007 and 2006, we recorded an intersegment revenue elimination of $8 million and $14 million.

(2)	Revenues from external customers include gains and losses related to our hedging of price risk associated with our natural gas and oil production. Intersegment revenues represent sales to our Marketing segment, which is responsible for marketing the majority of our production.

(3)	Debt and treasury management activities, which are part of Corporate and Other, included debt extinguishment costs of $287 million, $86 million of which related to refinancing EPEP’s $1.2 billion notes.

Total assets by segment are presented below:

	June 30,	December 31,
	2007	2006
	(In millions)

Pipelines	$13,370	$13,105
Exploration and Production	6,746	6,262
Marketing	673	1,143
Power	643	618

Total segment assets	21,432	21,128
Corporate and Other	1,386	2,000
Discontinued operations	—	4,133

Total consolidated assets	$22,818	$27,261

EL PASO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Investments in, Earnings from and Transactions with Unconsolidated Affiliates

We hold investments in unconsolidated affiliates which are accounted for using the equity method of accounting. The earnings from unconsolidated affiliates reflected in our income statement include (i) our share of net earnings directly attributable to these unconsolidated affiliates, and (ii) any impairments and other adjustments recorded by us. The information below related to our unconsolidated affiliates includes (i) our net investment and earnings (losses) we recorded from these investments, (ii) summarized financial information of our proportionate share of these investments, and (iii) revenues and charges with our unconsolidated affiliates.

			Earnings (Losses) from
			Unconsolidated Affiliates
Net investment and earnings (losses)	Investment		Quarters Ended		Six Months Ended
	June 30,	December 31,	June 30,		June 30,
	2007	2006	2007	2006	2007	2006
	(In millions)		(In millions)

Domestic:
Four Star(1)	$684	$723	$3	$1	$2	$8
Citrus	565	597	22	19	44	29
Other	38	36	1	4	1	4
Foreign:
Bolivia to Brazil Pipeline	109	105	2	4	5	5
Manaus/Rio Negro(2)	88	96	5	5	9	11
Porto Velho(3)	(28)	(34)	5	2	7	(1)
Asian and Central American Investments(3)(4)	26	27	(1)	(6)	(1)	(5)
Other(3)	171	157	7	8	14	15

Total	$1,653	$1,707	$44	$37	$81	$66

(1)	Amortization of our purchase cost in excess of the underlying net assets of Four Star was $13 million for each of the quarters ended June 30, 2007 and 2006 and $27 million for the six months ended June 30, 2007 and 2006. For a further discussion, see our 2006 Annual Report on Form 10-K.

(2)	We will transfer ownership of these plants to the power purchaser in January 2008.

(3)	As of June 30, 2007 and December 31, 2006, we had outstanding advances and receivables of $394 million and $380 million related to our foreign investments of which $370 million and $350 million related to our investment in Porto Velho. Earnings above do not reflect interest income recognized on these outstanding advances and receivables of approximately $12 million for the quarters ended June 30, 2007 and 2006 and $24 million and $23 million for the six months ended June 30, 2007 and 2006.

(4)	We have received approval from our Board of Directors to sell our interests in these investments.

	Quarters Ended		Six Months Ended
Summarized Financial Information	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Operating results data:
Revenues	$227	$315	$416	$620
Operating expenses	132	218	243	481
Income from continuing operations	62	48	113	29
Net income(1)	62	48	113	29

(1)	Includes net income of $4 million for each of the quarters ended June 30, 2007 and 2006, and $9 million for the six months ended June 30, 2007 and 2006, related to our proportionate share of affiliates in which we hold a greater than 50 percent interest.

EL PASO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We received distributions and dividends of $64 million and $40 million for the quarters ended June 30, 2007 and 2006 and $138 million and $76 million for the six months ended June 30, 2007 and 2006. Included in these amounts are returns of capital of approximately $17 million for the quarter and six months ended June 30, 2007 and less than $1 million for the quarter and six months ended June 30, 2006.

			Six Months Ended
Revenues and charges with unconsolidated affiliates	Quarter Ended June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Operating revenue	$2	$26	$3	$60
Operating expense	2	1	2	1
Other income	1	1	2	3
Interest income	12	12	24	23

Matters that Could Impact Our Investments

Porto Velho.  As of June 30, 2007, our total investment and guarantees related to the Porto Velho project were approximately $343 million, comprised primarily of a note receivable from the project. The power generated by this project is committed to a state-owned utility under power purchase agreements, the largest of which extends through 2023; however, the power markets in Brazil continue to evolve and mature. The area served by the Porto Velho project will reportedly be interconnected to an integrated power grid in Brazil as early as late 2008. If and when this interconnection is completed, the state-owned utility in the area will presumably have access to sources of power at rates that may be less than the price under Porto Velho’s current power purchase agreements. Additionally, in July 2007, we received an offer to sell our investment in the Porto Velho project for less than its overall carrying value at June 30, 2007. We are evaluating this offer, but no decision has been made to sell our investment at this time. Although we believe our investment in the Porto Velho project is recoverable from cash flows from the project’s existing power purchase agreements, adverse developments in the Brazilian power markets or a decision to sell our interest in the project could impact our ability to fully recover our investment, which could result in losses in the future.

In addition, in December 2006 the Brazilian tax authorities assessed a $30 million fine against the Porto Velho power project for allegedly not filing the proper tax forms related to the delivery of fuel to the power facility under its power purchase agreements. We believe the claim by the tax authorities is without merit.

Asian and Central American power investments.  As of June 30, 2007, our total investment (including advances to the projects) and guarantees related to these projects was approximately $76 million. We are in the process of selling these assets. Any changes in the political and economic conditions could negatively impact the amount of net proceeds we expect to receive upon their sale, which may result in additional impairments.

Investment in Bolivia.  We own an 8 percent interest in the Bolivia to Brazil pipeline. As of June 30, 2007, our total investment and guarantees related to this pipeline project was approximately $121 million, of which the Bolivian portion was $3 million. In 2006, the Bolivian government announced a decree significantly increasing its interest in and control over Bolivia’s oil and gas assets. We continue to monitor and evaluate, together with our partners, the potential commercial impact that these political events in Bolivia could have on our investment. As new information becomes available or future material developments arise, we may be required to record an impairment of our investment.

EL PASO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in Argentina.  We own an approximate 22 percent interest in the Argentina to Chile pipeline. As of June 30, 2007, our total investment in this pipeline project was approximately $24 million. In July 2006, the Ministry of Economy and Production in Argentina issued a decree that significantly increases the export taxes on natural gas. We continue to evaluate, together with our partners, the potential commercial impact that this and other decrees could have on the Argentina to Chile pipeline. As new information becomes available or future material developments arise, we may be required to record an impairment of our investment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in our 2006 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

Overview

Financial Update.  During the first six months of 2007, our pipeline operations continued to provide a strong base of earnings and cash flow and make progress on expansion projects. Our exploration and production business continued to execute on its capital programs. Average daily production was at the high end of our expected production range for the second quarter of 2007 and increased five percent compared with the first quarter of 2007 and nine percent compared to the same period in 2006, excluding our equity investment in Four Star. Based on the production levels experienced during the second quarter, we increased the low end of our estimated range of average daily production for the full year 2007. Our 2007 financial results were also marked by several significant events including (i) the completion of the sale of ANR and related assets in which we recorded a gain of approximately $0.6 billion and (ii) the repurchase or refinancing of approximately $5 billion of debt on which we recorded approximately $0.3 billion of losses on the extinguishment of certain of these obligations.

We have strengthened our credit metrics in 2007 through various financing activities including debt repurchases and refinancings. The refinancings provide us a lower cost of capital and investment grade covenants on that debt. Our credit ratings were upgraded by both Moody’s and Standard & Poor’s, while maintaining a positive outlook, and Fitch Ratings initiated coverage on El Paso in the first quarter of 2007. For further information on our debt obligations and changes to our credit ratings, see our Liquidity and Capital Resources discussion.

What to Expect Going Forward.  In our pipeline operations, we will continue to focus on expansion projects in our primary growth areas and anticipate that our pipeline operations will continue to provide strong operating results for the remainder of the year based on the current levels of contracted capacity, continued success in re-contracting, expansion plans in our market and supply areas and the status of rate and regulatory actions.

As previously announced, we are pursuing the formation of a master limited partnership in 2007 to enhance the value and financial flexibility of our pipeline assets and provide a lower-cost source of capital for new projects.

In our exploration and production business, we will continue to create value through a disciplined and balanced capital investment program, through active management of the cost of production services, portfolio management and a focus on delivering reserves and volumes at reasonable finding and operating costs. We are beginning a process to upgrade our portfolio by selling selected non-core properties that no longer meet our strategic objectives. While we do not anticipate exiting any region, our divestitures could be up to 10 percent of our December 31, 2006 proved reserve base and will be weighted towards the Gulf of Mexico and south Texas areas. Additionally, we will continue to evaluate acquisitions that are tightly focused around our core competencies and areas of competitive advantage. Our future financial results in this business will be primarily dependent on continued successful execution of our capital programs. These results may also be impacted by changes in commodity prices to the extent our anticipated natural gas and oil production is unhedged. We have currently hedged a substantial portion of our remaining anticipated 2007 and 2008 natural gas production and continue to evaluate opportunities to effectively manage our commodity price risk going forward.

Segment Results

Below are our results of operations, as measured by earnings before interest expense and income taxes (EBIT) by segment. Our business segments consist of our Pipelines, Exploration and Production, Marketing and Power segments. These segments are managed separately, provide a variety of energy products and services, and require different technology and marketing strategies. Our corporate activities include our general and administrative functions, as well as other miscellaneous businesses, contracts and assets, all of which are immaterial.

Our management uses EBIT to assess the operating results and effectiveness of our business segments, which consist of both consolidated businesses as well as investments in unconsolidated affiliates. We believe EBIT is useful to our investors because it allows them to more effectively evaluate our operating performance using the same performance measure analyzed internally by our management. We define EBIT as net income or loss adjusted for (i) items that do not impact our income or loss from continuing operations, such as extraordinary items, discontinued operations and the impact of accounting changes, (ii) income taxes, (iii) interest and debt expense and (iv) preferred dividends. Also, we exclude interest and debt expense so that investors may evaluate our operating results without regard to our financing methods or capital structure. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow. Below is a reconciliation of our EBIT (by segment) to our consolidated net income for the periods ended June 30:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Segment
Pipelines	$318	$286	$682	$632
Exploration and Production	235	163	414	362
Marketing	5	13	(130)	221
Power	16	10	34	13

Segment EBIT	574	472	1,000	1,228
Corporate and other	(104)	(34)	(314)	(34)

Consolidated EBIT	470	438	686	1,194
Interest and debt expense	(231)	(316)	(514)	(647)
Income taxes	(70)	12	(51)	(112)

Income from continuing operations	169	134	121	435
Discontinued operations, net of income taxes	(3)	16	674	71

Net income	$166	$150	$795	$506

Pipelines Segment

Operating Results.  Below is a discussion of the operating results for our Pipelines segment:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions, except volume amounts)

Operating revenues	$614	$580	$1,258	$1,223
Operating expenses	(338)	(329)	(658)	(651)

Operating income	276	251	600	572
Other income	42	35	82	60

EBIT	$318	$286	$682	$632

Throughput volumes (BBtu/d)(1)	17,161	16,658	17,597	16,637

(1)	Throughput volumes include volumes associated with our proportionate share of unconsolidated affiliates.

	Quarter Ended June 30,				Six Months Ended June 30,
	Variance				Variance
	Revenue	Expense	Other	EBIT	Revenue	Expense	Other	EBIT
	Impact	Impact	Impact	Impact	Impact	Impact	Impact	Impact
	Favorable/(Unfavorable)
	(In millions)

Expansions	$11	$(2)	$2	$11	$19	$(3)	$4	$20
Reservation and usage revenues	13	—	—	13	7	—	—	7
Contract settlement	10	—	—	10	10	—	—	10
Operational gas and revaluations	(7)	2	—	(5)	(7)	(8)	—	(15)
Hurricanes Katrina and Rita	—	7	—	7	—	13	—	13
Gain on sale of asset in 2007	—	—	—	—	—	7	—	7
Equity earnings from Citrus	—	—	3	3	—	—	15	15
Other(1)	7	(16)	2	(7)	6	(16)	3	(7)

Total impact on EBIT	$34	$(9)	$7	$32	$35	$(7)	$22	$50

(1)	Consists of individually insignificant items on several of our pipeline systems.

Expansions.  During the quarter and six months ended June 30, 2007, our reservation revenues and throughput volumes were higher than the same periods in 2006 primarily due to the Elba Island LNG, Piceance Basin and Cheyenne Plains — Yuma Lateral expansion projects completed during 2006. In May 2007, we placed Phase I of the Cypress pipeline into service which is anticipated to generate annual EBIT of approximately $32 million. In July 2007, we completed the Louisiana Deepwater Link project which is anticipated to increase gas supply attached to our TGP system, over time, by up to one Bcf/d. Revenues for this project will be based on throughput levels as natural gas reserves are developed.

We continue to make progress on growth projects. We have several expansion projects approved by the FERC in various stages of completion including our Triple-T Extension, Essex Middlesex, Northeast Connexion — New England and Kanda lateral and mainline expansion projects. We anticipate that these projects will be placed in service during 2007 or 2008.

Reservation and Usage Revenues.  During 2007, our EBIT was favorably impacted by an increase in overall reservation and usage revenues. Throughput on our pipeline systems, primarily in the Rocky Mountains and southern regions, increased due to new supply, colder weather and transportation services to power plants. During 2007, we also benefited from additional firm capacity sold in the south central region on our TGP system and increased rates on our CIG system that went into effect in October 2006 as a result of its most recent rate case. Partially offsetting these favorable impacts was an increased provision for rate refund on our EPNG system.

Contract Settlement.  In the second quarter of 2007, we received $10 million to settle our bankruptcy claim against USGen New England, Inc.

Operational Gas and Revaluations.  Our net gas imbalances and other gas owed to customers are revalued each period. During the quarter and six months ended June 30, 2007, our EBIT decreased from the same periods in 2006 due to these revaluations. During 2007, higher natural gas prices unfavorably impacted our results. Additionally, natural gas prices decreased during 2006 favorably impacting our results during that period. We anticipate that the overall activity in this area will continue to vary based on factors such as volatility in natural gas prices, the efficiency of our pipeline operations, regulatory actions and other factors.

Hurricanes Katrina and Rita.  During the first six months of 2007, we incurred lower operation and maintenance expenses to repair damage caused by Hurricanes Katrina and Rita as compared to the same period in 2006. For a further discussion of the impact of these hurricanes on our capital expenditures, see Liquidity and Capital Resources.

Gain on Sale of Asset.  In February 2007, TGP completed the sale of a pipeline lateral for approximately $35 million and recorded a pretax gain on the sale of approximately $7 million.

Equity Earnings from Citrus.  During the first six months of 2007, our equity earnings increased by approximately $15 million, $8 million of which was due to a favorable settlement of litigation brought against Spectra LNG Sales (formerly Duke Energy LNG Sales, Inc.) for a wrongful termination of a gas supply contract. Our equity earnings also increased by approximately $3 million during the quarter ended June 30, 2007 due to Citrus’ sale of a receivable related to the bankruptcy of Enron North America.

Regulatory Matters/Rate Cases.  Our pipeline systems periodically file for changes in their rates, which are subject to the approval of the FERC. Changes in rates and other tariff provisions resulting from these regulatory proceedings have the potential to impact our profitability.

•	EPNG — In December 2006, EPNG filed a settlement of its rate case and is awaiting the FERC’s approval. The settlement provides benefits for both EPNG and its customers for a three year period ending December 31, 2008. Under the terms of the settlement, EPNG is required to file a new rate case to be effective January 1, 2009. Our financial statements reflect EPNG’s proposed rates and we have reserved sufficient amounts to meet its refund obligations under this settlement. For a further discussion, see Item 1, Financial Statements, Note 7.

•	Mojave Pipeline (MPC) — In February 2007, as required by its prior rate case settlement, MPC filed with the FERC a general rate case proposing a 33 percent decrease in its base tariff rates resulting from a variety of factors, including a decline in rate base and various changes in rate design since the last rate case. No new services were proposed. We anticipate a decrease in revenues of approximately $13 million annually due to these rate changes. The new base rates were effective March 1, 2007 and are subject to further adjustment upon the outcome of the rate case proceeding. MPC is actively engaged in settlement negotiations with its customers, the outcome of which cannot be predicted at this time.

Exploration and Production Segment

Overview and Strategy

Our Exploration and Production segment conducts our natural gas and oil exploration and production activities. The profitability and performance in this segment are driven by the ability to locate and develop economic natural gas and oil reserves and extract those reserves at the lowest possible production and administrative costs. Accordingly, we manage this business with the goal of creating value through disciplined capital allocation, cost control and portfolio management.

Our domestic natural gas and oil reserve portfolio blends slower decline rate, typically longer lived assets in our Onshore region, with steeper decline rate, shorter lived assets in our Texas Gulf Coast and Gulf of Mexico Shelf /south Louisiana regions. We believe the combination of our assets in these regions provides significant near-term cash flows while providing consistent opportunities for competitive investment returns. In addition, our international activities in Brazil and Egypt provide opportunity for additional future reserve additions and longer term cash flows. We are beginning a process to upgrade our portfolio by selling selected non-core properties that no longer meet our strategic objectives. While we do not anticipate exiting any region, our divestitures could be up to 10 percent of our December 31, 2006 proved reserve base and will be weighted towards the Gulf of Mexico and south Texas areas. Additionally, we will continue to evaluate acquisitions that are tightly focused around our core competencies and areas of competitive advantage. For a further discussion of our business and strategy, see our 2006 Annual Report on Form 10-K.

Operating Results for the Periods Ended June 30, 2007

Average Daily Production.  Our average daily production for the six months ended June 30, 2007, was 768 MMcfe/d (excluding 70 MMcfe/d from our equity investment in Four Star). Average daily production was at the high end of our expected production range for the second quarter of 2007 and, excluding our equity investment in Four Star, increased nine percent compared with the same period in 2006 and five percent over the first quarter of 2007. Based on production levels experienced during the second quarter, we have increased the low end of our estimated range of average daily production for the full year of 2007. Below is an analysis of our production by region for the periods ended June 30:

	Six Months Ended
	June 30,
	2007	2006
	(MMcfe/d)
United States
Onshore	365	340
Texas Gulf Coast	196	191
Gulf of Mexico Shelf /south Louisiana	192	149
International
Brazil	15	27

Total Consolidated	768	707

Four Star(1)	70	68

(1)	Amounts represent our proportionate share of the production of Four Star.

We have increased production volumes across all of our domestic operating regions. In our Onshore region, our 2007 production continued to increase through capital projects where we maintained or increased production in most of our major operating areas, with the majority of growth coming from the Rockies and Arklatex areas. In the Texas Gulf Coast region, the acquisition of properties in Zapata County during the first quarter of 2007 and success of our subsequent drilling program more than offset natural production declines and the sale of certain non-strategic south Texas properties in 2006. In the Gulf of Mexico Shelf/south Louisiana region, we began producing from development wells in the western gulf and south Louisiana and several exploratory discoveries occurring prior to 2007. We also recovered volumes shut-in by hurricane damage, which when coupled with these new production sources, helped to offset natural production declines. In Brazil, production volumes decreased primarily due to a contractual reduction of our ownership interest in the Pescada-Arabaiana fields in early 2006.

Drilling

Onshore.  We realized a 100 percent success rate on 210 gross wells drilled.

Texas Gulf Coast.  We experienced a 90 percent success rate on 42 gross wells drilled.

Gulf of Mexico Shelf /south Louisiana.  We drilled three successful wells and five unsuccessful wells in the first half of 2007.

Brazil.  We are drilling two exploratory wells south of the Pinauna Field in the BM-CAL-4 concession in the Camamu Basin. Additionally, we are drilling an exploratory well with Petrobras in the ES-5 Block in the Espirito Santo Basin. These three exploratory wells are expected to be evaluated by the end of the third quarter of 2007. We have begun the process of selling up to a 50 percent non-working interest in the BM-CAL-4 concession and target completing the sale by the end of the first quarter of 2008.

Egypt.  In April 2007, we received formal government approval and signed the concession agreement for the South Mariut Block. We paid $3 million for the concession and agreed to a $22 million firm working commitment over three years. The block is approximately 1.2 million acres and is located onshore in the western part of the Nile Delta.

Cash Operating Costs.  We monitor the cash operating costs required to produce our natural gas and oil volumes. These costs are generally reported on a per Mcfe basis and include total operating expenses less depreciation, depletion and amortization expense and cost of products and services on our income statement. During the six months ended June 30, 2007, cash operating costs per unit increased to $1.96/Mcfe as compared to $1.79/Mcfe for the same period in 2006, primarily as a result of higher workover activity levels, industry wide cost inflation and lower severance tax credits.

Capital Expenditures.  Our total natural gas and oil capital expenditures on an accrual basis were $1 billion for the six months ended June 30, 2007, including $254 million to acquire producing properties and undeveloped acreage in Zapata County, Texas in January 2007. The acquisition in Zapata County complements our existing Texas Gulf Coast operations and provides a re-entry into the Lobo area.

Outlook

For 2007, we anticipate the following on a worldwide basis:

•	Average daily production volumes of approximately 755 MMcfe/d to 790 MMcfe/d, which excludes approximately 65 MMcfe/d to 70 MMcfe/d from our equity investment in Four Star;

•	Capital expenditures, excluding acquisitions, between $1.4 billion and $1.5 billion. While over 80 percent of the planned 2007 capital program is allocated to our domestic program, we plan to invest approximately $270 million internationally during 2007 (of which $114 million has been spent through June 30, 2007), primarily in our Brazil exploration and development program;

•	Average cash operating costs which include production costs, general and administrative expenses and taxes (other than production and income) of approximately $1.85/Mcfe to $2.00/Mcfe; and

•	An overall depreciation, depletion, and amortization rate between $2.60/Mcfe and $2.75/Mcfe.

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

In the first half of 2007, we entered into additional floor and ceiling option contracts on approximately 75 TBtu of anticipated 2008 natural gas production and additional basis swaps on 77 TBtu of anticipated 2008 natural gas production. The following table reflects the contracted volumes and the minimum, maximum and average prices we will receive under our derivative contracts when combined with the sale of the underlying hedged production as of June 30, 2007:

	Fixed Price						Basis
	Swaps(1)		Floors(1)		Ceilings(1)		Swaps(1)(2)
		Average		Average		Average	Texas Gulf Coast		Onshore-Raton
	Volumes	Price	Volumes	Price	Volumes	Price	Volumes	Avg. Price	Volumes	Avg. Price

Natural Gas
2007	39	$7.72	28	$8.00	28	$16.89	40	$(0.65)	15	$(1.13)
2008	5	$3.42	75	$8.00	75	$11.14	51	$(0.33)	26	$(1.21)
2009	5	$3.56	—	—	—	—
2010-2012	11	$3.81	—	—	—	—
Oil
2007	97	$35.15	—	—	—	—

(1)	Volumes presented are TBtu for natural gas and MBbl for oil. Prices presented are per MMBtu of natural gas and per Bbl of oil.

(2)	Our basis swaps effectively limit our exposure to differences between the NYMEX gas price and the price at the location where we sell our gas. The average prices listed above are the amounts we will pay per MMBtu relative to the NYMEX price to “lock-in” these locational price differences.

Our natural gas fixed price swaps, floors and ceiling contracts in the table above are designated as accounting hedges. Gains and losses associated with these natural gas contracts are deferred in accumulated other comprehensive income and will be recognized in earnings upon the sale of the related production at market prices, resulting in a realized price that is approximately equal to the hedged price. Our oil fixed price swaps and approximately 103 TBtu of our natural gas basis swaps are not designated as accounting hedges. Accordingly, changes in the fair value of these swaps are not deferred, but are recognized in earnings each period.

In July 2007, we entered into fixed for float NYMEX swaps on approximately 18 TBtu of our anticipated 2008 natural gas production at an average price of $8.24/MMBtu. Approximately 11 TBtu of the swaps were designated as accounting hedges. The remaining 7 TBtu of the swaps are not currently designated as accounting hedges, but may be combined with basis swaps in the future and designated as accounting hedges at that time.

Additionally, the table above does not include (i) net realized gains on derivative contracts previously accounted for as hedges on which we will record an additional $30 million as natural gas and oil revenues for the remainder of 2007, which are also currently deferred in accumulated other comprehensive income or (ii) contracts entered into by our Marketing segment as further described in that segment. For the consolidated impact of the entirety of El Paso’s production-related price risk management activities on our liquidity, see the discussion of factors that could impact our liquidity in Liquidity and Capital Resources.

Financial Results and Analysis

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Operating Revenues:
Natural gas	$459	$326	$867	$692
Oil, condensate and NGL	111	118	199	208
Other	5	18	14	28

Total operating revenues	575	462	1,080	928
Operating Expenses:
Depreciation, depletion and amortization	(189)	(156)	(359)	(302)
Production costs	(84)	(79)	(170)	(143)
Cost of products and services	(19)	(22)	(43)	(44)
General and administrative expenses	(49)	(41)	(95)	(83)
Other	(5)	(3)	(7)	(4)

Total operating expenses	(346)	(301)	(674)	(576)

Operating income	229	161	406	352
Other income(1)	6	2	8	10

EBIT	$235	$163	$414	$362

(1)	Includes equity earnings from our investment in Four Star.

	Quarters Ended June 30,			Six Months Ended June 30,
			Percent			Percent
	2007	2006	Variance	2007	2006	Variance

Consolidated volumes, prices and costs per unit:
Natural gas
Volumes (MMcf)	59,804	53,638	11%	116,517	105,667	10%
Average realized prices including hedges ($/Mcf)	$7.67	$6.08	26%	$7.44	$6.55	14%
Average realized prices excluding hedges ($/Mcf)	$7.17	$6.34	13%	$6.83	$7.05	(3)%
Average transportation costs ($/Mcf)	$0.24	$0.22	9%	$0.27	$0.23	17%
Oil, condensate and NGL
Volumes (MBbls)	1,948	1,958	(1)%	3,736	3,703	1%
Average realized prices including hedges ($/Bbl)	$56.87	$60.64	(6)%	$53.25	$56.22	(5)%
Average realized prices excluding hedges ($/Bbl)	$57.50	$60.64	(5)%	$53.94	$56.85	(5)%
Average transportation costs ($/Bbl)	$0.68	$0.80	(15)%	$0.72	$1.01	(29)%
Total equivalent volumes
MMcfe	71,493	65,386	9%	138,935	127,886	9%
MMcfe/d	786	719	9%	768	707	9%
Production costs and other cash operating costs ($/Mcfe)
Average lease operating cost	$0.85	$0.87	(2)%	$0.89	$0.81	10%
Average production taxes(2)	0.33	0.33	—%	0.33	0.31	6%

Total production cost	1.18	1.20	(2)%	1.22	1.12	9%
Average general and administrative cost	0.68	0.62	10%	0.69	0.64	8%
Average taxes, other than production and income	0.06	0.04	50%	0.05	0.03	67%

Total cash operating costs	$1.92	$1.86	3%	$1.96	$1.79	9%

Unit of production depletion cost ($/Mcfe)	$2.52	$2.24	13%	$2.46	$2.22	11%

Unconsolidated affiliate volumes (Four Star)
Natural gas (MMcf)	4,806	4,456		9,747	8,963
Oil, condensate and NGL (MBbls)	268	260		501	569
Total equivalent volumes
MMcfe	6,417	6,015		12,755	12,375
MMcfe/d	71	66		70	68

(2)	Production taxes include ad valorem and severance taxes.

The table below outlines the variances in our operating results for the quarter and six months ended June 30, 2007 as compared to the same period in 2006:

	Quarter Ended June 30, 2007				Six Months Ended June 30, 2007
	Variance				Variance
	Operating	Operating			Operating	Operating
	Revenue	Expense	Other	EBIT	Revenue	Expense	Other	EBIT
	Favorable/(Unfavorable)
	(In millions)

Natural Gas Revenue
Higher (lower) realized prices in 2007	$50	$—	$—	$50	$(25)	$—	$—	$(25)
Impact of hedges	44	—	—	44	124	—	—	124
Higher volumes in 2007	39	—	—	39	76	—	—	76
Oil, Condensate and NGL Revenue
Lower realized prices in 2007	(6)	—	—	(6)	(11)	—	—	(11)
Impact of hedges	(1)	—	—	(1)	—	—	—	—
Higher volumes in 2007	—	—	—	—	2	—	—	2
Other Revenue
Change in fair value of derivatives not designated as accounting hedges	(7)	—	—	(7)	(5)	—	—	(5)
Other	(6)	—	—	(6)	(9)	—	—	(9)
Depreciation, Depletion and Amortization Expense
Higher depletion rate in 2007	—	(20)	—	(20)	—	(33)	—	(33)
Higher production volumes in 2007	—	(14)	—	(14)	—	(25)	—	(25)
Production Costs
Higher lease operating costs in 2007	—	(3)	—	(3)	—	(21)	—	(21)
Higher production taxes in 2007	—	(2)	—	(2)	—	(6)	—	(6)
General and Administrative Expenses	—	(8)	—	(8)	—	(12)	—	(12)
Other
Earnings from investment in Four Star	—	—	2	2	—	—	(6)	(6)
Other	—	2	2	4	—	(1)	4	3

Total Variances	$113	$(45)	$4	$72	$152	$(98)	$(2)	$52

Operating revenues.  During 2007, revenues increased compared with 2006 primarily due to higher natural gas prices, including the effects of our hedging program. Gains on hedging settlements were $29 million and $69 million during the quarter and six months ended June 30, 2007, as compared to losses of $14 million and $55 million in the same periods in 2006. During both periods in 2007, we also benefited from an increase in production volumes over 2006.

Depreciation, depletion and amortization expense.  During 2007, our depletion rate increased as compared to the same periods in 2006 as a result of downward revisions in previous estimates of reserves due to lower commodity prices and higher finding and development costs resulting from mechanical problems experienced in 2006 in executing our drilling program and service cost inflation.

Production costs.  During 2007, our lease operating costs increased as compared to the same periods in 2006 due to higher workover activity levels, industry inflation in services, labor and material costs and lower severance tax credits.

General and administrative expenses.  Our general and administrative expenses increased during the 2007 periods as compared to 2006, primarily due to higher labor costs, higher marketing and other costs and higher corporate overhead allocations.

Other.  Our equity earnings from Four Star decreased by $6 million as compared to six months ended June 30, 2006 due to higher production costs and higher depreciation, depletion, and amortization expense. However, for the quarter ended June 30, 2007, our equity earnings were slightly higher than in the same period in 2006 due to higher volumes and higher natural gas prices.

Marketing Segment

Overview.  Our Marketing segment markets the majority of our Exploration and Production segment’s natural gas and oil production and manages the company’s overall associated commodity price risks, primarily through the use of natural gas and oil derivative contracts. This segment also manages our remaining legacy natural gas supply, transportation, power and other natural gas contracts entered into prior to the deterioration of the energy trading environment in 2002. To the extent it is economical to do so, we may liquidate certain of these remaining legacy contracts before their expiration, which could affect our operating results in future periods. For a further discussion of our contracts in this segment including our expected earnings volatility by contract type, see our 2006 Annual Report on Form 10-K.

Operating Results.  Our 2007 results were primarily driven by mark-to-market losses from changes in the fair value of options and swaps intended to manage the price risk of the company’s natural gas and oil production and losses on legacy natural gas and power positions. During the second quarter of 2007, these losses were more than offset by $44 million of income from the sale of our investment in the NYMEX and the settlement of outstanding California power price disputes. Below is further information about our overall operating results during the periods ended June 30:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)

Gross Margin by Significant Contract Type:
Production-Related Natural Gas and Oil Derivative Contracts:
Changes in fair value of derivative contracts	$9	$27	$(78)	$189

Contracts Related to Legacy Trading Operations:
Natural gas transportation-related natural gas contracts:
Demand charges	(28)	(34)	(55)	(69)
Settlements	16	17	36	37
Changes in fair value of other natural gas derivative contracts	2	(18)	(22)	29
Changes in fair value of power contracts(1)	(15)	26	(32)	37

Total gross margin(2)	(16)	18	(151)	223
Operating expenses	(4)	(10)	(5)	(15)

Operating income (loss)	(20)	8	(156)	208
Other income, net(3)	25	5	26	13

EBIT	$5	$13	$(130)	$221

(1)	Includes $21 million of revenue recognized in the second quarter of 2007 related to the settlement of outstanding California power price disputes.

(2)	Gross margin consists of revenues from commodity marketing activities less costs of commodities sold, including changes in the fair value of derivative contracts.

(3)	Includes a $23 million gain in the second quarter of 2007 on the sale of our investment in the NYMEX.

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

Listed below are the volumes and average prices associated with our production-related derivative contracts as of June 30, 2007:

	Floors(1)		Ceilings(1)
		Average		Average
	Volumes	Price	Volumes	Price

Natural Gas
2007	45	$7.50	—	$—
2008	18	$6.00	18	$10.00
2009	17	$6.00	17	$8.75
Oil
2007	487	$55.00	487	$59.28
2008	930	$55.00	930	$57.03

(1)	Volumes presented are TBtu for natural gas and MBbl for oil. Prices presented are per MMBtu of natural gas and per Bbl of oil.

We experience volatility in our financial results based on changes in the fair value of our option contracts which generally move in the opposite direction from changes in commodity prices. During the six months ended June 30, 2007, increases in commodity prices reduced the fair value of our option contracts resulting in a loss on these contracts. For the quarters ended June 30, 2007 and 2006 and the six months ended June 30, 2006, decreases in commodity prices increased the fair value of our option contracts resulting in a gain on these contracts. During the six months ended June 30, 2007 and 2006, we received cash of approximately $16 million and $3 million on contracts that settled during the period.

Contracts Related to Legacy Trading Operations

Natural gas transportation-related contracts.  As of June 30, 2007, our transportation contracts provide us with approximately 0.8 Bcf/d of pipeline capacity that require us to pay approximately $52 million in demand charges for the remainder of 2007. Effective November 1, 2007, our Alliance capacity will transfer to a third party and our demand charges will be reduced to an average of $46 million annually from 2008 to 2011. The recovery of demand charges and profitability of our transportation contracts is dependent upon our ability to use or remarket the contracted pipeline capacity, which is impacted by a number of factors as described in our 2006 Annual Report on Form 10-K. These transportation contracts are accounted for on an accrual basis and impact our gross margin as delivery or service under the contracts occurs. The following table is a summary of our demand charges (in millions) and our percentage of recovery of these charges for the periods ended June 30:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Alliance:
Demand charges	$17	$16	$33	$32
Recovery	47%	66%	47%	43%
Other:
Demand charges	$11	$18	$22	$37
Recovery	100%	36%	100%	63%

Other natural gas derivative contracts.  In addition to our transportation-related natural gas contracts, we have other contracts with third parties that require us to purchase or deliver natural gas primarily at market prices. During 2006, we divested or entered into transactions to divest of a substantial portion of these natural gas contracts, which substantially reduced our future cash and earnings exposure to price movements on these contracts. During the first quarter of 2007, we assigned a weather call derivative which had required us to supply gas in the northeast region if temperatures fell to specific levels resulting in a charge of $13 million. During 2006, we recognized a $49 million gain associated with the assignment of certain natural gas derivative contracts to supply natural gas in the southeastern U.S.

Power Contracts.  We currently have four power contracts that require us to swap locational differences in power prices between several power plants in the Pennsylvania-New Jersey-Maryland (PJM) eastern region with the PJM west hub and provide installed capacity in the PJM power pool through 2016. Our 2006 gains and first quarter 2007 losses primarily related to locational price differences in these regions as we had eliminated the commodity price risk associated with these contracts by the end of 2006. In the second quarter of 2007, the PJM Independent System Operator (ISO) began conducting auctions to set prices for providing installed capacity to customers in the PJM power pool and held auctions in April and July 2007 to set the price for capacity from June 2007 to May 2009. The fair value of our power contracts is impacted by changes in installed capacity process, which are based in part on the result of these auctions. During the second quarter of 2007, we recorded a $40 million loss based on an increase in installed capacity prices. The PJM ISO has scheduled additional auctions in October 2007 and January 2008 to set prices for certain periods beyond May 2009. The results of these auctions and other potential developments in the PJM marketplace may further impact the fair value of our power contracts in the future.

In addition, a dispute has arisen with a downstream purchaser with regard to the region within PJM that capacity must be made available under one of our remaining power contracts. Although we believe that we are entitled to make such capacity available at any delivery point within the PJM power pool, if we are restricted to delivering such capacity in particular regions, the fair value of that power contract and our operating results could be negatively impacted.

Power Segment

Our Power segment consists of assets in Brazil, Asia and Central America. We continue to pursue the sales of certain of these remaining power investments. As of June 30, 2007, our remaining investment, guarantees and letters of credit related to power projects in this segment totaled approximately $657 million which consisted of approximately $622 million in equity investments and notes receivable and approximately $35 million in financial guarantees and letters of credit, as follows (in millions):

Area	Amount

Brazil
Porto Velho	$343
Manaus & Rio Negro	90
Pipeline projects	148
Asia & Central America	76

Total investment, guarantees and letters of credit	$657

Brazil.  We will transfer our interests in the Manaus and Rio Negro power facilities to their power offtaker in January 2008. For a discussion of other matters that could impact our Brazilian investments, including Porto Velho, see Item 1, Financial Statements and Supplementary Data, Note 11.

Asia and Central America.  We continue to pursue the sale of our remaining investments in Asia and Central America. Until the sale of these investments is completed, any changes in regional political and economic conditions could negatively impact the anticipated proceeds, which could result in additional impairments of our investments.

Operating Results.  Our Power segment generated EBIT of $16 million and $10 million for the quarters ended June 30, 2007 and 2006, and $34 million and $13 million for the six months ended June 30, 2007 and 2006. In 2006, our operating results were impacted by operations and impairments of certain domestic and other international operations, substantially all of which have been sold. During all these periods, we did not recognize earnings from certain of our Asian and Central American assets based on our inability to realize earnings through the expected selling price of these assets.

Corporate and Other Expenses, Net

Our corporate activities include our general and administrative functions as well as a number of miscellaneous businesses, which do not qualify as operating segments and are not material to our current period results. The following is a summary of significant items impacting EBIT in our corporate operations for the periods ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions)

Loss on extinguishment of debt	$(86)	$(3)	$(287)	$(9)
Foreign currency fluctuations on Euro-denominated debt	(1)	(10)	(3)	(14)
Change in litigation, insurance and other reserves	(9)	(29)	(35)	(41)
Other	(8)	8	11	30

Total EBIT	$(104)	$(34)	$(314)	$(34)

Extinguishment of Debt.  During the first half of 2007, we repurchased or refinanced debt of approximately $5 billion. We recorded charges of $287 million in our income statement for the loss on extinguishment of these obligations, which included $86 million recorded in the second quarter related to repurchasing EPEP’s $1.2 billion notes. For further information on our debt, see Item 1, Financial Statements, Note 6.

Litigation, Insurance, and Other Reserves.  We have a number of pending litigation matters and reserves related to our historical business operations. Adverse rulings or unfavorable outcomes or settlements against us related to these matters have impacted and may further impact our future results.

Interest and Debt Expense

Interest and debt expense for the quarters and six months ended June 30, 2007 decreased compared to the same periods in 2006 due primarily to the retirement (net of issuances) of approximately $2.6 billion of debt during 2006 and $2.8 billion in the first half of 2007.

Income Taxes

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions, except for rates)

Income taxes	$70	$(12)	$51	$112
Effective tax rate	29%	(10)%	30%	20%

For a discussion of our effective tax rates and other matters impacting our income taxes, see Item 1, Financial Statements, Note 3.

Discontinued Operations

Income (loss) from our discontinued operations was $(3) million and $16 million for the quarter ended June 30, 2007 and 2006, and $674 million and $71 million for the six months ended June 30, 2007 and 2006. In February 2007, we sold ANR and related operations and recognized a gain of $648 million, net of taxes of $354 million.

Commitments and Contingencies

For a further discussion of our commitments and contingencies, see Item I, Financial Statements, Note 7 which is incorporated herein by reference.

Liquidity and Capital Resources

Sources and Uses of Cash.  Our primary sources of cash are cash flow from operations and amounts available to us under revolving credit facilities. On occasion and as conditions warrant, we also generate funds through capital market activities and proceeds from asset sales. Our primary uses of cash are funding the capital expenditure programs of our pipeline and exploration and production operations, meeting operating needs, and repaying debt when due or repurchasing certain debt obligations when conditions warrant.

Overview of Cash Flow Activities.  For the six months ended June 30, 2007 and 2006, our cash flows from continuing operations are summarized as follows:

	2007	2006
	(In billions)

Cash Flow from Operations
Continuing operating activities
Income from continuing operations	$0.1	$0.4
Loss on debt extinguishment	0.3	—
Other income adjustments	0.7	0.6
Change in other assets and liabilities	(0.2)	0.2

Total cash flow from operations	$0.9	$1.2

Other Cash Inflows
Continuing investing activities
Net proceeds from the sale of assets and investments	$0.1	$0.5

	0.1	0.5

Continuing financing activities
Net proceeds from the issuance of long-term debt	3.7	—
Contribution from discontinued operations	3.4	0.2
Net proceeds from the issuance of common stock	—	0.5

	7.1	0.7

Total other cash inflows	$7.2	$1.2

Cash Outflows
Continuing investing activities
Capital expenditures	$1.4	$0.9

	1.4	0.9

Continuing financing activities
Payments to retire long-term debt and other financing obligations	6.8	1.8
Dividends and other	0.1	0.1

	6.9	1.9

Total cash outflows	$8.3	$2.8

Net change in cash	$(0.2)	$(0.4)

During 2007, we generated positive operating cash flow of approximately $0.9 billion, primarily as a result of cash provided by our pipeline and exploration and production operations. We utilized this operating cash flow and cash from our discontinued operations to fund both maintenance and growth projects in our pipeline and exploration and production operations and to reduce our debt obligations (see Item 1, Financial Statements, Note 6). Cash generated from our discontinued operations reflected above consists of the following for the six months ended June 30, 2007:

(In billions)

Proceeds from sale of ANR and related assets	$3.7
Payments to retire ANR debt obligations	(0.3)

Contribution from discontinued operations	$3.4

Our capital expenditures (including acquisitions) for the six months ended June 30, 2007, and the amount we expect to spend for the remainder of 2007 to grow and maintain our businesses are as follows (in billions):

	Six Months Ended
	June 30, 2007	2007 Remaining	Total

Maintenance
Pipelines	$0.2	$0.2	$0.4
Exploration and Production	0.7	0.5	1.2
Growth
Pipelines	0.2	0.4	0.6
Exploration and Production	0.3	0.2	0.5

	$1.4	$1.3	$2.7

The substantial repayment of debt obligations during the first half of 2007 was a milestone in improving our credit profile and credit ratings. In March 2007, Moody’s Investor Services upgraded our pipeline subsidiaries’ senior unsecured debt rating to an investment grade rating of Baa3 and upgraded El Paso’s senior unsecured debt rating to Ba3 while maintaining a positive outlook. Additionally, in March 2007, (i) Standard and Poor’s upgraded our pipeline subsidiaries’ senior unsecured debt rating to BB and upgraded El Paso’s senior unsecured debt rating to BB- maintaining a positive outlook and (ii) Fitch Ratings initiated coverage on El Paso assigning a rating of BB+ on our senior unsecured debt and an investment grade rating of BBB- to our pipeline subsidiaries’ senior unsecured debt. In addition, the refinancing of approximately $2.0 billion of the debt of EPEP, SNG and EPNG provides us with a lower cost of borrowing and less restrictive covenants on this debt.

Liquidity/Cash Flow Outlook.  For the remainder of 2007, we expect to continue to generate positive operating cash flows. We anticipate using these amounts together with amounts borrowed under credit facilities and proceeds from remaining asset sales for working capital requirements, expected capital expenditures and to repay debt as it matures (approximately $0.4 billion of debt matures through June 30, 2008). Based on financings completed in 2007 and our debt maturity profile, we do not anticipate having to access the debt capital markets until 2008.

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

Price Risk Management Activities and Cash Margining Requirements.  Our Exploration and Production and Marketing segments have derivative contracts that provide price protection on a portion of our anticipated natural gas and oil production. In the first half of 2007, we entered into additional floor and ceiling option contracts on approximately 75 TBtu of anticipated 2008 natural gas production and additional basis swaps on 77 TBtu of anticipated 2008 natural gas production. The following table shows the contracted volumes and the minimum, maximum and average cash prices that we will receive under our derivative contracts when combined with the sale of the underlying production as of June 30, 2007. These cash prices may differ from the income impacts of our derivative contracts, depending on whether the contracts are designated as hedges for accounting purposes or not. The individual segment discussions provide additional information on the income impacts of our derivative contracts.

	Fixed Price						Basis
	Swaps(1)		Floors(1)		Ceilings(1)		Swaps(1)(2)
		Average		Average		Average	Texas Gulf Coast		Onshore-Raton
	Volumes	Price	Volumes	Price	Volumes	Price	Volumes	Avg. Price	Volumes	Avg. Price

Natural Gas
2007	39	$7.72	73	$7.69	28	$16.89	40	$(0.65)	15	$(1.13)
2008	5	$3.42	93	$7.61	93	$10.92	51	$(0.33)	26	$(1.21)
2009	5	$3.56	17	$6.00	17	$8.75
2010-2012	11	$3.81	—	—	—	—
Oil
2007	97	$35.15	487	$55.00	487	$59.28
2008	—	—	930	$55.00	930	$57.03

(1)	Volumes presented are TBtu for natural gas and MBbl for oil. Prices presented are per MMBtu of natural gas and per Bbl of oil.

(2)	Our basis swaps effectively limit our exposure to differences between the NYMEX gas price and the price at the location where we sell our gas. The average prices listed above are the amounts we will pay per MMBtu relative to the NYMEX price to “lock-in” these locational price differences.

In July 2007, we entered into fixed for float NYMEX swaps on approximately 18 TBtu of our anticipated 2008 natural gas production at an average price of $8.24/MMBtu.

We currently post letters of credit for the required margin on certain of our derivative contracts. Historically, we were required to post cash margin deposits for these amounts. During the first half of 2007, approximately $72 million of posted cash margin deposits were returned to us resulting from settlement of the related contracts and changes in commodity prices. For the remainder of 2007, based on current prices, we expect approximately $0.2 billion of the total of $1.1 billion in collateral outstanding at June 30, 2007 to be returned to us, primarily in the form of letters of credit.

Depending on changes in commodity prices, we could be required to post additional margin or may recover margin earlier than anticipated. Based on our derivative positions at June 30, 2007, a $0.10/MMBtu increase in the price of natural gas would result in an increase in our margin requirements of approximately $13 million which consists of $1 million for transactions that settle in the remainder of 2007, $4 million for transactions that settle in 2008 and $8 million for transactions that settle in 2009 and thereafter. We have a $250 million unsecured contingent letter of credit facility available to us if the average NYMEX gas price strip for the remaining calendar months through March 2008 reaches $11.75 per MMBtu, which is further described in Item  I, Financial Statements, Note 6.

Hurricanes.  We continue to repair damages to our pipeline and other facilities caused by Hurricanes Katrina and Rita in 2005. For the remainder of 2007 and 2008, we expect repair costs of approximately $90 million (a substantial portion of which is capital related) and insurance reimbursements of approximately $175 million for cumulative recoverable costs from our insurers. While our capital expenditures and liquidity may vary from period to period, we do not believe our remaining hurricane related expenditures will materially impact our overall liquidity or financial results.

Commodity-Based Derivative Contracts

We use derivative financial instruments in our Exploration and Production and Marketing segments to manage the price risk of commodities. In the tables below, derivatives designated as accounting hedges primarily consist of collars and swaps used to hedge natural gas production. Other commodity-based derivative contracts relate to derivative contracts not designated as accounting hedges, such as options, swaps and other natural gas and power purchase and supply contracts. The following table details the fair value of our commodity-based derivative contracts by year of maturity and valuation methodology as of June 30, 2007:

	Maturity	Maturity	Maturity	Maturity	Maturity	Total
	Less Than	1 to 3	4 to 5	6 to 10	Beyond	Fair
	1 Year	Years	Years	Years	10 Years	Value
			(In millions)

Derivatives designated as accounting hedges
Assets	$66	$18	$—	$—	$—	$84
Liabilities	(20)	(41)	(30)	—	—	(91)

Total derivatives designated as accounting hedges	46	(23)	(30)	—	—	(7)

Other commodity-based derivatives
Exchange-traded positions(1)
Liabilities	(4)	(20)	—	—	—	(24)
Non-exchange traded positions
Assets	94	61	61	33	7	256
Liabilities	(284)	(384)	(269)	(199)	(5)	(1,141)

Total other commodity-based derivatives	(194)	(343)	(208)	(166)	2	(909)

Total commodity-based derivatives	$(148)	$(366)	$(238)	$(166)	$2	$(916)

(1)	These positions are traded on active exchanges such as the New York Mercantile Exchange, the International Petroleum Exchange and the London Clearinghouse.

The following is a reconciliation of our commodity-based derivatives for the six months ended June 30, 2007:

	Derivatives	Other	Total
	Designated as	Commodity-	Commodity-
	Accounting	Based	Based
	Hedges	Derivatives	Derivatives
	(In millions)

Fair value of contracts outstanding at January 1, 2007	$61	$(456)	$(395)

Fair value of contract settlements during the period(1)	(34)	(317)	(351)
Change in fair value of contracts	(51)	(154)	(205)
Assignment of contracts	—	18	18
Option premiums paid(2)	17	—	17

Net change in contracts outstanding during the period	(68)	(453)	(521)

Fair value of contracts outstanding at June 30, 2007	$(7)	$(909)	$(916)

(1)	During 2007, we settled derivative assets of approximately $381 million by applying the related cash margin we held against amounts due to us under those contracts.

(2)	Amounts are net of premiums received.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This information updates, and you should read it in conjunction with the information disclosed in our Annual Report on Form 10-K, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our Annual Report on Form 10-K, except as presented below:

Commodity Price Risk

Production-Related Derivatives.  We attempt to mitigate commodity price risk and stabilize cash flows associated with our forecasted sales of natural gas and oil production through the use of derivative natural gas and oil swaps, basis swaps and option contracts. These derivative contracts are entered into by both our Exploration & Production and Marketing segments. The table below presents the hypothetical sensitivity to changes in fair values arising from immediate selected potential changes in the quoted market prices of the derivative commodity instruments used to mitigate these market risks. We have designated certain of these derivatives as accounting hedges. Contracts that are designated as accounting hedges will impact our earnings when the related hedged production sales occur, and, as a result, any gain or loss on these hedging derivatives would be offset by a gain or loss on the sale of the underlying hedged commodity, which is not included in the table. Contracts that are not designated as accounting hedges impact our earnings as the fair value of these derivatives changes. Our production-related derivatives do not mitigate all of the commodity price risks of our forecasted sales of natural gas and oil production and, as a result, we are subject to commodity price risks on our remaining forecasted natural gas and oil production.

		10 Percent Increase		10 Percent Decrease
	Fair Value	Fair Value	(Decrease)	Fair Value	Increase

Impact of changes in commodity prices on production-related derivative assets (liabilities)
June 30, 2007	$(28)	$(149)	$(121)	$98	$126
December 31, 2006	$124	$(9)	$(133)	$264	$140

Other Commodity-Based Derivatives.  In our Marketing segment, we have other derivative contracts that are not used to mitigate the commodity price risk associated with our natural gas and oil production. Many of these contracts, which include forwards, swaps, options and futures, are long-term historical contracts that we either intend to assign to third parties or manage until their expiration. We measure risks from these contracts on a daily basis using a Value-at-Risk simulation. This simulation allows us to determine the maximum expected one-day unfavorable impact on the fair values of those contracts of adverse market movements over a defined period of time within a specified confidence level and allows us to monitor our risk in comparison to established thresholds. To measure Value-at-Risk, we use what is known as the historical simulation technique. This technique simulates potential outcomes in the value of our portfolio based on market-based price changes. Our exposure to changes in fundamental prices over the long-term can vary from the exposure using the one-day assumption in our Value-at-Risk simulations. We supplement our Value-at-Risk simulations with additional fundamental and market-based price analyses, including scenario analysis and stress testing to determine our portfolio’s sensitivity to underlying risks. These analyses and our Value-at-Risk simulations do not include commodity exposures related to our production-related derivatives (described above), our Marketing segment’s natural gas transportation related contracts that are accounted for under the accrual basis of accounting, or our Exploration and Production segment’s sales of natural gas and oil production.

Our maximum expected one-day unfavorable impact on the fair values of our other commodity-based derivatives as measured by Value-at-Risk based on a confidence level of 95 percent and a one-day holding period was $2 million and $6 million as of June 30, 2007 and December 31, 2006. We may experience changes in our Value-at-Risk in the future if commodity prices are volatile.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely. Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent and/or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Based on the results of our evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective at June 30, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the second quarter of 2007.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Part I, Item 1, Financial Statements, Note 7, which is incorporated herein by reference. Additional information about our legal proceedings can be found in Part I, Item 3 of our 2006 Annual Report on Form 10-K filed with the SEC.

Fort Morgan Storage Field.  CIG owns and operates an underground natural gas storage field in the vicinity of Fort Morgan, Colorado. In October 2006, the production casing in one of the field’s injection and withdrawal wells resulted in the emergence of natural gas from the storage reservoir at the ground surface. CIG has received a proposed Administrative Order by Consent (“AOC”) from the Colorado Oil and Gas Conservation Commission that contains an initial penalty demand of $638,000. The parties are currently in negotiations regarding the resolution of the AOC and the determination of the fine to be imposed, if any.

Carlsbad.  In August 2000, a main transmission line owned and operated by EPNG, an indirect subsidiary of El Paso, ruptured at the crossing of the Pecos River near Carlsbad, New Mexico. Twelve individuals at the site were fatally injured. In June 2001, the U.S. Department of Transportation’s (DOT) Office of Pipeline Safety issued a Notice of Probable Violation and Proposed Civil Penalty to EPNG. The Notice alleged violations of DOT regulations, proposed fines totaling $2.5 million and proposed corrective actions. In April 2003, the National Transportation Safety Board issued its final report on the rupture, finding that the rupture was probably caused by internal corrosion that was not detected by our corrosion control program. In December 2003, this matter was referred by the DOT to the Department of Justice (DOJ). We have resolved this matter with the DOT and DOJ, paying a fine of $15.5 million in July 2007 and entering into a consent decree that covers our implementation of certain capital, maintenance, and other programs, the majority of which were already included in our normal pipeline integrity and maintenance plans.

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

Forward-looking statements are subject to risks and uncertainties. While we believe the assumptions or bases underlying the forward-looking statements are reasonable and are made in good faith, we caution that assumed facts or bases almost always vary from actual results, and these variances can be material, depending upon the circumstances. We cannot assure you that the statements of expectation or belief contained in our forward-looking statements will result or be achieved or accomplished. Important factors that could cause actual results to differ materially from estimates or projections contained in our forward-looking statements are described in our 2006 Annual Report on Form 10-K. There have been no material changes in our risk factors since that report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Proposals presented for a stockholders’ vote at our Annual Meeting of Stockholders held on May 24, 2007, included the election of fourteen directors, the ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year 2007, a stockholder proposal requesting that our board of directors approve an amendment to our By-laws to permit special stockholder meetings to be called by stockholders and a stockholder proposal to approve an amendment to our By-laws concerning policy-abandoning decisions related to policies on stockholder rights plans.

Each of the fourteen directors nominated by El Paso was elected with the following voting results:

Nominee	For	Against	Abstain

Juan Carlos Braniff	524,230,360	69,820,631	7,435,601
James L. Dunlap	590,938,620	5,057,478	5,490,495
Douglas L. Foshee	590,856,736	5,254,299	5,375,557
Robert W. Goldman	526,911,812	67,073,850	7,500,930
Anthony W. Hall Jr.	588,005,185	5,976,808	7,504,599
Thomas R. Hix	591,705,481	7,518,993	2,262,119
William H. Joyce	585,133,888	8,873,651	7,479,053
Ronald L. Kuehn, Jr.	583,278,046	10,180,909	8,027,637
Ferrell P. McClean	589,138,541	4,745,830	7,602,221
Steven J. Shapiro	590,815,874	5,085,510	5,585,208
J. Michael Talbert	591,324,552	4,609,761	5,552,280
Robert F. Vagt	588,419,487	5,588,412	7,478,694
John L. Whitmire	530,598,591	63,449,269	7,438,733
Joe B. Wyatt	585,423,004	8,240,383	7,823,205

The appointment of Ernst & Young LLP as El Paso’s independent registered public accounting firm for the fiscal year 2007 was ratified with the following voting results:

	For	Against	Abstain

Proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm	594,142,504	2,345,444	4,998,644

The stockholder proposal requesting that our board of directors approve an amendment to the By-laws related to special stockholder meetings was approved and the stockholder proposal to approve the amendment to the By-laws concerning policy-abandoning decisions was not approved by the stockholders with the following voting results:

	For	Against	Abstain

Stockholder Proposal: Approval of request for amendment to the By-Laws related to special stockholder meetings	331,393,899	151,429,953	6,941,936
Stockholder Proposal: Approval of amendment to the By-Laws concerning policy-abandoning decisions	42,991,656	427,418,471	19,453,662

Item 5.	Other Information

None.

Item 6.	Exhibits

The Exhibit Index is incorporated herein by reference and lists the exhibits required to be filed by this report by Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, El Paso Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL PASO CORPORATION

Date: August 7, 2007
/s/  D. Mark Leland
D. Mark Leland
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2007
/s/  John R. Sult
John R. Sult
Senior Vice President and Controller
(Principal Accounting Officer)

EL PASO CORPORATION
EXHIBIT INDEX

Each exhibit identified below is a part of this Report. Exhibits filed with this Report are designated by an “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number	Description

*4.A	Twelfth Supplemental Indenture dated as of June 18, 2007 between El Paso Corporation and HSBC Bank USA, National Association, as trustee, to Indenture dated as of May 10, 1999.
*12	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
*31.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.A	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.