Form 10-K/A
period 2011-12-31
EL PASO CORP/DE
filed 2012-04-30
CIK 1066107

Use these links to rapidly review the document
EL PASO CORPORATION TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 1-14365

El Paso Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	45-3953911 (I.R.S. Employer Identification No.)
El Paso Building 1001 Louisiana Street Houston, Texas (Address of Principal Executive Offices)	77002 (Zip Code)

Telephone Number: (713) 420-2600
Internet Website: www.elpaso.com
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $3 per share	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒.

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

         Aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, computed by reference to the closing sale price of the registrant's common stock on the New York Stock Exchange on such date: $15,556,156,330.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Common Stock, par value $3 per share. Shares outstanding on February 20, 2012: 704,754,155

Documents Incorporated by Reference

None

EXPLANATORY NOTE

        As previously announced, on October 16, 2011 we entered into a definitive merger agreement with Kinder Morgan, Inc. (KMI) whereby KMI will acquire El Paso Corporation (El Paso) in a transaction that valued El Paso at approximately $38 billion (based on the KMI stock price at that date), including the assumption of debt. The merger agreement has been approved by each of our and KMI's board of directors and stockholders. In light of the proposed merger, we do not anticipate holding an annual meeting of stockholders in 2012.

        This Amendment No. 1 on Form 10-K/A (the "Amendment") amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, originally filed with the Securities and Exchange Commission ("SEC") on February 27, 2012 (the "Original Filing"). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2011. Part IV is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

        Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to February 27, 2012.

        As used in this Amendment, when we refer to "us", "we", "our", "ours", "the Company", or "El Paso", we are describing El Paso Corporation and/or our subsidiaries.

EL PASO CORPORATION

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

        The members of our Board of Directors (with their ages as of April 13, 2012), are included in the chart below. The biographies of each of the directors follow the list and contain information regarding the person's service as a director, business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the Governance & Nominating Committee and the Board to determine that the person should serve as a director. Each of our directors is elected on an annual basis and serves a one-year term or until his or her successor has been duly elected and shall qualify.

Directors

Name	Age
Juan Carlos Braniff	55
David W. Crane	53
Douglas L. Foshee	52
Robert W. Goldman	69
Anthony W. Hall, Jr.	67
Thomas R. Hix	64
Ferrell P. McClean	65
Timothy J. Probert	60
Steven J. Shapiro	60
J. Michael Talbert	65
Robert F. Vagt	65
John L. Whitmire	71

        Juan Carlos Braniff.    Mr. Braniff has served as a director since 1997. Mr. Braniff has been Chairman of Capital I Ltd. Partners and a partner in Alpha Patrimonial S.A. de C.V. in Mexico City since August 2005. Mr. Braniff was a business consultant from January 2004 to August 2005. Mr. Braniff served Grupo Financíero BBVA Bancomer as Vice Chairman from October 1999 to January 2004, as Deputy Chief Executive Officer of Retail Banking from September 1994 to October 1999 and as Executive Vice President of Capital Investments, Mortgage Banking and Tourism from December 1991 to September 1994. Mr. Braniff previously served as a director of Fomento Economico Mexicano (FEMSA, NYSE: FMX) from 1988 to 2003, as a director of Coca-Cola (FEMSA, NYSE: KOF) from 1991 to 2003 and as a director of Grupo Financíero BBVA Bancomer from 1991 to 2003. Mr. Braniff is currently a member of the board of directors of Ixe Grupo Financíero S.A. de C.V. and Grupo Financiero Banorte S.A.B., de C.V. (GFNORTE:MM).

        Mr. Braniff brings many years of global business experience to our Board. As highlighted by his various roles at Grupo Financíero BBVA Bancomer, Mr. Braniff has substantial knowledge and experience with complex financial transactions, capital management, credit and financial risk management. As our sole Hispanic board member, Mr. Braniff also provides a diversity of perspective that is welcomed by our Board.

        David W. Crane.    Mr. Crane has served as a director since December 2009. Mr. Crane has been President, Chief Executive Officer and a director of NRG Energy, Inc. since December 2003. Prior to joining NRG, Mr. Crane served as Chief Executive Officer of International Power plc, a UK-domiciled wholesale power generation company, from January 2003 to November 2003, and as Chief Operating Officer from March 2000 through December 2002. Mr. Crane was Senior Vice President—Global Power

New York at Lehman Brothers Inc. from January 1999 to February 2000, and was Senior Vice President—Global Power Group, Asia (Hong Kong) at Lehman Brothers from June 1996 to January 1999.

        Mr. Crane's proven success as the sitting chief executive officer of a Fortune 500 company demonstrates his leadership capability and extensive knowledge of the complex financial and operational issues that public companies face. Mr. Crane's executive management experience provides the Board with valuable insight on public company governance practices, as well as insight from a customer perspective. In addition, Mr. Crane's background provides risk management experience that is important to our Board.

        Douglas L. Foshee.    Mr. Foshee has been Chairman of the Board of Directors of El Paso Corporation since May 2009 and President, Chief Executive Officer and a director of El Paso since September 2003. Prior to joining El Paso, Mr. Foshee served as Executive Vice President and Chief Operating Officer of Halliburton Company having joined that company in 2001 as Executive Vice President and Chief Financial Officer. Several subsidiaries of Halliburton, including DII Industries and Kellogg Brown & Root, commenced prepackaged Chapter 11 proceedings to discharge current and future asbestos and silica personal injury claims in December 2003 and an order confirming a plan of reorganization became final effective December 31, 2004. Prior to assuming his position at Halliburton, Mr. Foshee served as President, Chief Executive Officer and Chairman of the Board of Nuevo Energy Company. From 1993 to 1997, Mr. Foshee served at Torch Energy Advisors Incorporated in various capacities, including President and Chief Executive Officer. Mr. Foshee presently serves as a director of Cameron International Corporation, and from January 2009 until February 2010 served as a trustee of AIG Credit Facility Trust. Mr. Foshee serves on the Board of Trustees of Rice University and serves as a member of the Council of Overseers for the Jesse H. Jones Graduate School of Management. He is a member of various other civic and community organizations. Mr. Foshee also serves on the board of directors of El Paso Pipeline GP Company, L.L.C., general partner of El Paso Pipeline Partners, L.P.

        As President and Chief Executive Officer of El Paso, Mr. Foshee is the only officer of the company to sit on our Board. With over 28 years of energy industry experience, Mr. Foshee has a comprehensive knowledge and understanding of our business, provides superb leadership to our management team, and provides the Board with essential insight and guidance from an inside perspective on the day-to-day operations of our company.

        Robert W. Goldman.    Mr. Goldman has served as a director since 2003. Mr. Goldman's primary occupation has been as a financial consultant since October 2002. Prior to that time, Mr. Goldman served as Senior Vice President, Finance and Chief Financial Officer of Conoco, Inc. from 1998 to 2002 and Vice President, Finance from 1991 to 1998. For more than five years prior to that date, Mr. Goldman held various executive positions with Conoco, Inc. and E.I. Du Pont de Nemours & Co., Inc. From 2002 until July 2008, Mr. Goldman served as the elected Vice President, Finance of the World Petroleum Council. He is a member of the Financial Executives Institute and the Outside Advisory Council of Global Infrastructure Partners, a private equity firm. Mr. Goldman serves on the board of trustees of Kenyon College, Gambier, Ohio. Mr. Goldman currently serves on the boards of directors of Parker Drilling Company, Tesoro Corporation and The Babcock & Wilcox Company. Mr. Goldman previously served on the boards of directors of McDermott International, Inc. and Gulf Indonesia Resources.

        As former chief financial officer of a large, publicly-traded energy company, Mr. Goldman brings significant financial and operations experience to our Board. Mr. Goldman has extensive knowledge of the energy industry, financial risk management and an understanding of capital markets. His experience on the boards of directors of other publicly-traded energy companies further augments his knowledge and experience.

        Anthony W. Hall, Jr.    Mr. Hall has served as a director since 2001. Mr. Hall has been engaged in the private practice of law since February 2010. He previously served as Chief Administrative Officer of the City of Houston from January 2004 to February 2010. Mr. Hall served as the City Attorney for the City of Houston from March 1998 to January 2004. Prior to March 1998, Mr. Hall was a partner in the Houston law firm of Jackson Walker, LLP. Mr. Hall is Chairman of the Houston Endowment Inc. and Chairman of the Boulé Foundation.

        Mr. Hall's extensive experience in both the public and private sectors, and his affiliations with many different business and philanthropic organizations provide our Board with important insight from many perspectives. Mr. Hall's 30 years of legal experience provides the Board with valuable guidance on governance issues and initiatives. As an African American, Mr. Hall also brings a diversity of experience and perspective that is welcomed by our Board.

        Thomas R. Hix.    Mr. Hix has served as a director since 2004. Mr. Hix has been a business consultant since January 2003. He served as Senior Vice President of Finance and Chief Financial Officer of Cooper Cameron Corporation from January 1995 to January 2003. From September 1993 to April 1995, Mr. Hix served as Senior Vice President of Finance, Treasurer and Chief Financial Officer of The Western Company of North America. Mr. Hix serves on the boards of directors of Health Care Service Corporation and Rowan Companies, Inc. Mr. Hix previously served as a member of the board of directors of The Offshore Drilling Company from May 2004 to July 2007.

        Mr. Hix brings many years of financial business experience to our Board. As a former chief financial officer of a large, publicly-traded energy company, Mr. Hix has significant expertise in finance and accounting, as well as experience in mergers and acquisitions. Mr. Hix also provides the Board with valuable public company operating and management experience.

        Ferrell P. McClean.    Ms. McClean has served as a director since 2006. Ms. McClean has been a business consultant since 2002. Ms. McClean served as Managing Director and Senior Advisor of J.P. Morgan Chase & Co.'s energy/power investment banking group from 2000 to 2002. From 1991 until 2000, Ms. McClean served as Managing Director and headed the investment banking and global energy group at J.P.Morgan & Co. Prior to 1991, Ms. McClean held various positions with J.P. Morgan & Co. Ms. McClean served as a member of the board of directors of Unocal Corporation until 2005 and is currently on the board of directors of GrafTech International Ltd. (formerly UCAR International, Inc.).

        Ms. McClean brings to the Board extensive experience in investment banking and capital markets, as highlighted by her years of service at J.P. Morgan Chase & Co. Her current and prior service on the boards of other publicly-traded companies further augments her range of knowledge, providing valuable experience from which she can draw while serving on our Board. As our only female director, Ms. McClean also provides a diversity of perspective that is important to our Board.

        Timothy J. Probert.    Mr. Probert has served as a director since December 2009. Mr. Probert was appointed as President of Halliburton Company's Strategy and Corporate Development in January 2011. Mr. Probert previously served as President of Halliburton Company's Global Business Lines and Corporate Development from January 2010 to December 2010. Mr. Probert previously served as President of Halliburton Company's Drilling and Evaluation Division and Corporate Development from March 2009 to December 2009. Mr. Probert served as Executive Vice President of Strategy and Corporate Development for Halliburton from January 2008 to March 2009, as Senior Vice President, Drilling and Evaluation from July 2007 to December 2007, and as Senior Vice President, Drilling and Evaluation and Digital Solutions from May 2006 to July 2007. He also served as Vice President, Drilling and Formation Evaluation for Halliburton from January 2003 to May 2006. Mr. Probert is a member of Halliburton's Executive Committee and is also the company's Chief Health, Safety and Environment Officer. Before joining Halliburton in 2003, Mr. Probert was President and Chief Executive Officer of Input/Output Inc. He also served as President of Baker Hughes INTEQ, Eastman Teleco and Milpark Drilling Fluids and was Vice President of Marketing for Baker Sand Control.

        With his years of experience as an executive officer at a Fortune 500 company, Mr. Probert brings substantial management and operations expertise to our Board. Mr. Probert has a comprehensive background in oilfield service and equipment, as well as technical expertise in the upstream oil sector. In addition, Mr. Probert's background in geology and experience as the Chief Health, Safety and

Environment Officer for Halliburton provides our Board with valuable experience in health, safety and environmental-related issues.

        Steven J. Shapiro.    Mr. Shapiro has served as a director since 2006. Mr. Shapiro served as Executive Vice President and Chief Financial Officer of Burlington Resources Inc. from October 2000 to April 2006. During his five-year tenure at Burlington Resources Inc., Mr. Shapiro served as a member of the board of directors and the office of the Chairman. Prior to that time, he served as Senior Vice President, Chief Financial Officer and Director at Vastar Resources, Inc. and spent 16 years in various roles of increasing responsibility with Atlantic Richfield Company. Mr. Shapiro is a trustee of the Houston Museum of Natural Science. Mr. Shapiro is a member of the boards of directors of Barrick Gold Corporation and Bumi PLC.

        Mr. Shapiro brings extensive industry experience to our Board. As the former chief financial officer of Burlington Resources, Mr. Shapiro has significant operating experience and knowledge of the complex financial issues companies face. He has extensive knowledge of the energy industry and an understanding of capital markets. Mr. Shapiro also provides our Board with valuable strategic insight. His experience on the board of directors of other publicly-traded companies further augments his knowledge and experience.

        J. Michael Talbert.    Mr. Talbert has been Lead Director of the Board of Directors of El Paso since May 2009 and a director since 2003. Mr. Talbert served as Executive Chairman of the Board of Transocean Ltd. from October 2002 to October 2004 and as non-executive Chairman from October 2004 to November 2007. Previously, Mr. Talbert served as Chief Executive Officer of Transocean Ltd. and its predecessor companies from August 1994 until October 2002, Chairman of the Board from August 1994 to September 1999, and as President from December 1999 to December 2001. Mr. Talbert served as Chairman of the Board of The Offshore Drilling Company from February 2004 to October 2005. He served as President and Chief Executive Officer of Lone Star Gas Company from 1990 to 1994, and as President of Texas Oil & Gas Company from 1987 to 1990. Mr. Talbert is a past Chairman of the National Ocean Industries Association and a member of the University of Akron's College of Engineering Advancement Council. Mr. Talbert is a member of the board of directors of Transocean Ltd. and currently serves as its non-executive Chairman.

        Mr. Talbert is an experienced business leader with the skills necessary to be our Lead Director. As a former chief executive officer of a large, publicly-traded energy company, Mr. Talbert has extensive industry expertise, as well as knowledge of the complex operational and governance issues that public companies face. Since joining the Board in 2003, he has played an integral role in promoting robustness and confidence in the Board's execution of its responsibilities. In addition, his service on the board of Transocean Ltd., including as its chairman, provides valuable experience from which he can draw as a member of our Board.

        Robert F. Vagt.    Mr. Vagt has served as a director since 2005. Mr. Vagt has served as President of The Heinz Endowments since January 2008. Prior to that time, he served as President of Davidson College from July 1997 to August 2007. Mr. Vagt served as President and Chief Operating Officer of Seagull Energy Corporation from 1996 to 1997. From 1992 to 1996, he served as President, Chairman and Chief Executive Officer of Global Natural Resources. Mr. Vagt served as President and Chief Operating Officer of Adobe Resources Corporation from 1989 to 1992. Prior to 1989, he served in various positions with Adobe Resources Corporation and its predecessor entities. Mr. Vagt serves as the non-executive chairman of Solergy Power Ltd, a private, London-based entity.

        Mr. Vagt's professional background in both the public and private sectors make him an important advisor and member of our Board. Mr. Vagt brings to the Board operations and management expertise in both the public and private sectors. In addition, Mr. Vagt provides the Board with a welcomed diversity of perspective gained from service as President of The Heinz Endowments, as well as from service as the president of an independent liberal arts college.

        John L. Whitmire.    Mr. Whitmire has served as a director since 2003. Mr. Whitmire has been Vice-Chairman of CONSOL Energy, Inc. since 1999. He served as Chairman and Chief Executive Officer of Union Texas Petroleum Holdings, Inc. from 1996 to 1998, and spent over 30 years serving Phillips Petroleum Company in various positions including Executive Vice President of Worldwide Exploration and Production from 1992 to 1996 and Vice President of North American Exploration and Production from 1988 to 1992. Mr. Whitmire previously served as a member of the board of directors of Transocean Ltd. until June 2010. Mr. Whitmire previously served as a member of the board of directors of GlobalSantaFe Corporation until November 2007.

        Mr. Whitmire brings many years of industry experience to our Board. As a former chief executive officer of a large, publicly-traded energy company, Mr. Whitmire has extensive operating and management experience, as well as industry knowledge and experience with competitive energy sources. In addition, his current and prior service on the boards of other publicly-traded companies in our industry provides valuable experience and insight.

Executive Officers

        Our executive officers (with their ages as of April 13, 2012), are included in the chart below. The present principal occupation or employment and five-year employment history of each individual follows the list below.

Executive Officers

Name	Age	Position
Douglas L. Foshee	52	Chairman, President and Chief Executive Officer
John R. Sult	52	Executive Vice President and Chief Financial Officer
Brent J. Smolik	51	Executive Vice President and President of EP Energy
James C. Yardley	60	Executive Vice President and President Pipeline Group
D. Mark Leland	50	Executive Vice President and President of Midstream
Robert W. Baker	55	Executive Vice President and General Counsel
James J. Cleary	57	President of Western Pipeline Group
Susan B. Ortenstone	55	Executive Vice President and Chief Administrative Officer
Dane E. Whitehead	50	Senior Vice President of Strategy and Enterprise Business Development

        Douglas L. Foshee.    See "Directors" for a biography of Mr. Foshee.

        John R. Sult.    Mr. Sult has been Executive Vice President and Chief Financial Officer of El Paso Corporation since March 2010 and Senior Vice President and Chief Financial Officer from November 2009 to March 2010. Mr. Sult previously served as Senior Vice President and Controller of El Paso from November 2005 to November 2009. He has served as Executive Vice President and Chief Financial Officer of El Paso Pipeline GP Company, L.L.C. since July 2010, Senior Vice President and Chief Financial Officer from November 2009 to July 2010, and Senior Vice President, Chief Financial Officer and Controller from August 2007 to November 2009. Mr. Sult served as Senior Vice President, Chief Financial Officer and Controller of El Paso's Pipeline Group from November 2005 to November 2009. Mr. Sult was Vice President and Controller for Halliburton Energy Services from August 2004 to October 2005. Mr. Sult also serves on the board of directors of El Paso Pipeline GP Company, L.L.C., general partner of El Paso Pipeline Partners, L.P.

        Brent J. Smolik.    Mr. Smolik has been Executive Vice President of El Paso Corporation and President of EP Energy Corporation since November 2006. Mr. Smolik was President of ConocoPhillips Canada from April 2006 to October 2006. Prior to the Burlington Resources merger with ConocoPhillips, he was President of Burlington Resources Canada from September 2004 to March 2006. From 1990 to 2004, Mr. Smolik worked in various engineering and asset management capacities for Burlington Resources Inc., including the Chief Engineering role from 2000 to 2004. He was a member of the Burlington Executive

Committee from 2001 to 2006. Mr. Smolik also serves on the boards of the American Exploration and Production Council, America's Natural Gas Alliance and the Independent Petroleum Association of America.

        James C. Yardley.    Mr. Yardley has been Executive Vice President of El Paso Corporation with responsibility for the regulated pipeline business unit since August 2006. Mr. Yardley has been Chairman of the Board of El Paso Natural Gas Company since 2006. He previously served as President and Chairman of the Board of Tennessee Gas Pipeline Company from February 2007 to August 2010, and served as Chairman of the Board from August 2010 to October 2011. Mr. Yardley served as President of Southern Natural Gas Company from May 1998 to August 2010. He was a member of the Management Committees of both Colorado Interstate Gas Company and Southern Natural Gas Company until their conversion to limited liability companies in August 2011. Upon a change in management structure in February 2012, he was again named as a member of the Management Committees of both Colorado Interstate Gas Company, L.L.C. and Southern Natural Gas Company, L.L.C. Mr. Yardley serves on the board of Interstate Natural Gas Association of America and previously served as its Chairman. He also serves as Director, President and Chief Executive Officer of El Paso Pipeline GP Company, L.L.C., general partner of El Paso Pipeline Partners, L.P.

        D. Mark Leland.    Mr. Leland has been Executive Vice President of El Paso Corporation and President of El Paso's Midstream business unit since October 2009. Mr. Leland previously served as Executive Vice President and Chief Financial Officer of El Paso from August 2005 to November 2009. He served as Executive Vice President of El Paso Exploration & Production Company from January 2004 to August 2005, and as Chief Financial Officer and a director from April 2004 to August 2005. Mr. Leland served as Senior Vice President and Chief Operating Officer of GulfTerra Energy Partners, L.P. and its general partner from January 2003 to December 2003 and as Senior Vice President and Controller from July 2000 to January 2003. Mr. Leland also serves on the board of directors of El Paso Pipeline GP Company, L.L.C., general partner of El Paso Pipeline Partners, L.P.

        Robert W. Baker.    Mr. Baker has been Executive Vice President and General Counsel of El Paso Corporation since January 2004. From February 2003 to December 2003, he served as Executive Vice President of El Paso and President of El Paso Merchant Energy. Mr. Baker previously served as Senior Vice President and Deputy General Counsel of El Paso from January 2002 to February 2003. Prior to that time, he held various legal positions with El Paso and its subsidiaries, including managing the legal matters associated with telecommunication services, domestic power plant development, and the international energy infrastructure projects. Mr. Baker also serves as Executive Vice President and General Counsel of El Paso Pipeline GP Company, L.L.C., general partner of El Paso Pipeline Partners, L.P.

        James J. Cleary.    Mr. Cleary has been a director and President of El Paso Natural Gas Company since January 2004. Mr. Cleary has also been President of Colorado Interstate Gas Company, L.L.C. since January 2004 and is a member of its Management Committee. He previously served as Chairman of the Board of both El Paso Natural Gas Company and Colorado Interstate Gas Company from May 2005 to August 2006. From January 2001 to December 2003, he served as President of ANR Pipeline Company. Mr. Cleary serves as Senior Vice President of El Paso Pipeline GP Company, L.L.C., general partner of El Paso Pipeline Partners, L.P. He also serves as a member of the Management Committee of Ruby Pipeline Holding Company, L.L.C.

        Susan B. Ortenstone.    Ms. Ortenstone has been Executive Vice President and Chief Administrative Officer of El Paso Corporation since March 2010 and Senior Vice President and Chief Administrative Officer from October 2007 to March 2010. Ms. Ortenstone previously served as Senior Vice President from October 2003 to October 2009. Ms. Ortenstone was Chief Executive Officer for Epic Energy Pty Ltd. from January 2001 to June 2003. Ms. Ortenstone serves as Executive Vice President of El Paso Pipeline GP Company, L.L.C., general partner of El Paso Pipeline Partners, L.P.

        Dane E. Whitehead.    Mr. Whitehead has been Senior Vice President of Strategy and Enterprise Business Development of El Paso Corporation since October 2009. Mr. Whitehead previously served as Senior Vice President and Chief Financial Officer for El Paso Exploration & Production Company from May 2006 to October 2009. From October 1993 to April 2006, Mr. Whitehead held various positions at Burlington Resources Inc. including serving as Vice President, Controller and Chief Accounting Officer.

Board Committees

        The Board of Directors has established five standing committees to assist the Board in carrying out its duties: the Audit Committee, the Compensation Committee, the Governance & Nominating Committee, the Finance Committee and the Health, Safety & Environmental Committee. Current composition of the Board committees is set forth below.

Name	Board	Audit	Compensation	Governance & Nominating	Finance	Health, Safety & Environmental

Juan Carlos Braniff	Member		Member		Member

David W. Crane	Member			Member	Member

Douglas L. Foshee	Chairman

Robert W. Goldman	Member	Member		Member

Anthony W. Hall, Jr.	Member	Member				Member

Thomas R. Hix	Member	Chair	Member

Ferrell P. McClean	Member		Member		Chair

Timothy J. Probert	Member				Member	Member

Steven J. Shapiro	Member	Member	Chair

J. Michael Talbert	Lead			Chair

Robert F. Vagt	Member		Member			Chair

John L. Whitmire	Member			Member		Member

Number of 2011 Meetings	10	11	6	5	5	4

        The Board of Directors has adopted charters for the Audit Committee, the Compensation Committee and the Governance & Nominating Committee that comply with the corporate governance rules adopted by the SEC pursuant to the Sarbanes-Oxley Act of 2002 and the NYSE listing standards. The Audit Committee, the Compensation Committee, the Governance & Nominating Committee, the Finance Committee and the Health, Safety & Environmental Committee charters may be found on our website at www.elpaso.com.

Audit Committee Financial Expert

        The Audit Committee plays an important role in promoting effective accounting, financial reporting, risk management and compliance procedures and controls. All members of our Audit Committee meet the financial literacy standard required by the NYSE rules and at least one member qualifies as having accounting or related financial management expertise under the NYSE rules. In addition, the Board of Directors has affirmatively determined that Messrs. Hix (chairman of our Audit Committee), Goldman and Shapiro are "audit committee financial experts".

Corporate Governance Guidelines

        Our Corporate Governance Guidelines, together with the Board committee charters, provide the framework for the effective governance of El Paso. The Board of Directors has adopted our Corporate Governance Guidelines to address matters including qualifications for directors, standards for independence of directors, election of directors, responsibilities of directors, mandatory retirement for directors, limitation on serving on other boards/committees, the composition and responsibility of committees, conduct and minimum frequency of Board and committee meetings, management succession, director access to management and outside advisors, director compensation, stock ownership requirements, prohibition on hedging company stock, director orientation and continuing education, annual self-evaluation of the Board, its committees and directors and our policy on poison pills. The Board of Directors recognizes that effective corporate governance is an on-going process, and the Board, either directly or through the Governance & Nominating Committee, will review and revise as necessary our Corporate Governance Guidelines annually, or more frequently if deemed necessary. Our Corporate Governance Guidelines may be found on our website at www.elpaso.com.

Voting Standard to Elect Directors

        Our By-laws provide for the election of directors by the majority vote of stockholders in uncontested elections. This means the number of votes cast for a nominee's election must exceed the number of votes cast against such nominee's election in order for him or her to be elected to the Board of Directors. Our By-laws provide for the election of directors by the plurality of votes cast in contested elections. This means that in elections where the number of nominees exceeds the number of directors to be elected, the nominees who receive the highest number of votes will be elected to the Board of Directors. In addition, our Corporate Governance Guidelines provide that the Board will nominate for election or appoint to Board vacancies only candidates who irrevocably agree to resign if they fail to receive the required majority vote in uncontested elections. In the event a director fails to receive a majority of votes cast and the Board accepts the resignation tendered, then that director would cease to be a director of El Paso. In accordance with our Corporate Governance Guidelines, our By-laws require as a part of a stockholder's written notice in connection with the nomination of a director, a statement whether the nominated individual intends to tender an irrevocable resignation effective upon such person's failure to receive the required vote for re-election at the next meeting at which such person would face re-election. Each of our directors has submitted an irrevocable letter of resignation that becomes effective in the event he or she does not receive a majority of votes cast for his or her election.

Executive Sessions of the Board of Directors and Communications by Interested Parties

        The Board of Directors holds regular executive sessions in which non-management Board members meet without any members of management present. Currently, Mr. Talbert presides over the executive sessions of the Board. During 2011, non-management members of the Board met in executive session six times and several Committees of the Board met in executive session without members of management present. The purpose of these executive sessions is to promote open and candid discussion among the non-management directors.

        The Board of Directors has established a process for interested parties to communicate with the Board. Such communications should be in writing, addressed to the Board or an individual director, c/o Ms. Marguerite N. Woung-Chapman, Corporate Secretary, El Paso Corporation, P.O. Box 2511, Houston, Texas 77252-2511. The Corporate Secretary will forward all communications to the addressee.

Code of Ethics

        We have adopted a code of ethics, referred to as our "Code of Conduct," that applies to all of our directors and employees, including our CEO, CFO and senior financial and accounting officers. Our Code of Conduct is a value-based code that is built on our five core values: stewardship, integrity, safety, accountability and excellence. In addition to other matters, our Code of Conduct establishes policies to deter wrongdoing and to promote honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest, compliance with applicable laws, rules and regulations, full, fair, accurate, timely and understandable disclosure in public communications and prompt internal reporting of violations of our Code of Conduct. We also have an Ethics & Compliance Office and Ethics & Compliance Committee, which is composed of members of senior management, that administers our ethics and compliance program and reports to the Audit Committee of our Board of Directors. A copy of our Code of Conduct is available on our website at www.elpaso.com. We will post on our internet website all waivers to or amendments of our Code of Conduct, which are required to be disclosed by applicable law and the NYSE listing standards. Currently, we do not have nor do we anticipate any waivers of or amendments to our Code of Conduct. We believe our Code of Conduct exceeds the requirements set forth in the applicable SEC regulations and the corporate governance rules of the NYSE.

Web Access

        We provide access through our website to current information relating to corporate governance, including a copy of each of the Board's standing committee charters, our Corporate Governance Guidelines, our Code of Conduct, our Restated Certificate of Incorporation and By-laws, our policy for approval of related person transactions, biographical information concerning each director, and other matters regarding our corporate governance principles. We also provide access through our website to all filings submitted by El Paso to the SEC. Our website is www.elpaso.com, and access to this information is free of any charge to the user. Information contained on our website is not part of this report.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our directors, certain officers and beneficial owners of more than 10 percent of a registered class of our equity securities to file reports of ownership and reports of changes in ownership with the SEC and the NYSE. Directors, officers and beneficial owners of more than 10 percent of our equity securities are also required by SEC regulations to furnish us with copies of all such reports that they file. Based on our review of copies of such forms and amendments provided to us, we believe that all filing requirements were timely complied with during the fiscal year ended December 31, 2011.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

        The following compensation discussion and analysis, or CD&A, provides an explanation of our compensation programs, including the objectives of such programs and the rationale for each element of compensation, for our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers (the "named executive officers"). This section also describes the actions and decisions of the Compensation Committee of our Board of Directors as it relates to 2011 compensation decisions. The discussion is divided into the following sections:

  I.
  Executive Summary

  II.
  Role of Compensation Committee, Compensation Consultant and Management

  III.
  Elements of Total Compensation

  IV.
  Factors Considered When Determining Total Compensation

  V.
  2011 Compensation Decisions

  VI.
  Other Compensation and Tax Matters

I.     Executive Summary

        Compensation Program Philosophy and Design.    The core of our executive compensation program continues to be pay for performance. A significant portion of each executive's total annual compensation is at risk and dependent upon our company's achievement of specific, measurable performance goals. Our performance-based pay is designed to align our executive officers' interests with those of our stockholders and to promote the creation of stockholder value, without encouraging excessive risk-taking. In addition, our equity program rewards long-term stock performance. The framework of our executive compensation program, which incorporates what we believe to be top compensation and governance practices, is set forth below:

  •
  we provide our named executive officers with total annual compensation that includes three principal elements: base salary, performance-based annual cash incentive awards, and long-term equity-based incentives;

  •
  our cash-based annual incentives are tied to specific pre-established financial, operational and safety performance goals, as well as qualitative considerations including strategic and operational initiatives, stockholder value creation and execution measures;

  •
  our 2011 long-term incentive grants included stock options, time-vested restricted stock awards, and performance shares;

  •
  we do not have employment agreements or guaranteed bonus arrangements with our executives;

  •
  we do not provide tax gross-ups on executive perquisites (other than in limited circumstances involving spousal travel to business events);

  •
  our executives officers and non-employee directors are subject to stock ownership requirements;

  •
  executives and non-employee directors are prohibited from hedging their ownership of company stock;

  •
  the Compensation Committee reviews our compensation program to ensure that it does not incentivize excessive risk-taking;

  •
  we have a compensation recoupment ("clawback") policy that applies to all employees, including our named executive officers; and

  •
  our change in control severance plan is double trigger, meaning both a change in control and an involuntary/good reason termination of employment must occur.

        El Paso's 2011 Performance.    El Paso created significant value for stockholders during 2011, with total shareholder return (TSR) for the year of 90.88%, the single best fiscal year return in El Paso's history. El Paso's 2011 TSR outperformed 99% of the S&P 500 (finishing second out of S&P 500 companies), and finished first among our peer group. Stockholder performance was only part of the story, however. During 2011, we continued to deliver solid operational performance and a strong base of earnings and cash flows from operations in both our pipeline and exploration and production businesses. In 2011 we completed the remainder of our $8 billion backlog of pipeline expansion projects, including the Ruby Pipeline, the Gulf LNG terminal, and major expansions on Tennessee Gas Pipeline and Southern Natural Gas Pipeline. In our exploration and production business, we have continued executing, with increased production volumes, proved reserves, lower per unit cash operating costs, and a hedging program designed to support our balance sheet and cash flows. We also continued with our capital program to provide us more exposure to oil opportunities, particularly in the Eagle Ford, Wolfcamp and Altamont areas. In addition to the above accomplishments, during 2011 we pursued a number of strategic initiatives designed to significantly increase and accelerate stockholder value that required maximum performance on behalf of our business units and employees, including the proposed spin-off of our exploration and production business unit, and the subsequent decision to merge with Kinder Morgan, Inc., described further below. In addition to these strategic initiatives, we continued to achieve execution goals, maintain safe and reliable operations and ultimately delivered a significant increase and acceleration of stockholder value. The Compensation Committee considered these accomplishments, together with the satisfaction of our 2011 performance goals, in authorizing the payouts of cash incentives for 2011 performance, as described below and in detail later in this CD&A.

        Cash Incentives for 2011 Performance.    For 2011, payments under our annual incentive award program reflect our company's performance and the achievement of our 2011 performance goals. As discussed further under the heading "Annual Cash Incentive Awards for 2011 Performance" later in this CD&A, we achieved our corporate financial goals for 2011, including our goals relating to earnings per share, segment EBITDA, return on total capital, and debt (net of cash). Specifically, after applying certain pre-approved adjustments described later in this discussion, earnings per share were $0.94, which was above the threshold goal of $0.84; segment EBITDA was $3,363 million, which was above the target goal of $3,361 million; return on total capital was 7.1%, which was equal to the target goal of 7.1%; and our outstanding debt (net of cash) was $12,381 million, which was approximately $392 million lower than the maximum target (with maximum target representing the lowest amount in the range of 2011 debt goals). After considering the results of our performance goals, as well as the successful execution of our operational and strategic initiatives and resulting stockholder value creation during 2011, the Compensation Committee approved above-target cash bonuses for our named executive officers.

        Impact of El Paso/Kinder Morgan Merger on Equity Awards.    On October 16, 2011, we announced a definitive merger agreement with Kinder Morgan, Inc. (KMI) whereby KMI will acquire El Paso Corporation (El Paso) in a transaction that valued El Paso at approximately $38 billion (based on the KMI stock price at that date), including the assumption of debt (the "Merger Agreement"). The merger is expected to be completed by the end of May 2012. The Merger Agreement places limitations on our ability to issue, grant, sell or redeem El Paso capital stock. Pursuant to this limitation, we do not currently expect to make annual long-term incentive grants to our named executive officers in 2012.

        In addition, pursuant to the terms of the Merger Agreement, at the effective time of the merger with KMI, the vesting of all outstanding El Paso equity awards, including the awards held by our named executive officers, will accelerate. In the case of outstanding performance shares, performance will be deemed to be attained at target. At such time, each outstanding stock option, restricted share and performance share will be converted into the right to receive, at the election of the holder (which election will apply to all, but not less than all, of such holder's outstanding equity awards), but subject to pro-ration as set forth in the Merger Agreement, either cash or a mixture of cash and shares of Class P common stock of KMI for all shares subject to such awards (in the case of stock options, less the aggregate exercise price). Such holders will in all cases also receive common stock purchase warrants of KMI as part of the merger consideration. Additional information regarding the treatment of outstanding El Paso equity awards in connection with the proposed merger can be found in the special meeting proxy statement (DEFR14A) filed by El Paso with the SEC on February 1, 2012, which can be found on our website at www.elpaso.com.

II.    Role of Compensation Committee, Compensation Consultant and Management

Compensation Committee

        The Compensation Committee of the Board of Directors, which is comprised solely of independent directors, has primary responsibility for determining and approving, on an annual basis, the total compensation level of our CEO and other senior officers who are subject to Section 16(a) of the Exchange Act. The Compensation Committee receives information and advice from its compensation consultant as well as from our human resources department and management to assist in compensation determinations. The Compensation Committee uses a variety of analytical tools as part of its annual executive compensation review, including tally sheets, walk-away analysis, as well as a review of internal pay equity (ratio of CEO to executive and non-executive pay).

Compensation Consultant

        The Compensation Committee has retained Deloitte as its independent compensation consultant. Deloitte advises the Compensation Committee on an ongoing basis with regard to the general competitive landscape and trends in compensation and executive and director compensation matters, including (i) competitive benchmarking, (ii) incentive plan design, (iii) performance metrics testing, (iv) peer group selection, (v) compensation risk-management, and (vi) updates on best-practices and trends in executive and director compensation. Deloitte attends meetings of the Compensation Committee and participates in the Committee's executive sessions, as well. Deloitte is directly accountable to the Compensation Committee and the Committee reviews all fees paid to Deloitte for such compensation advice and ensures that Deloitte is providing independent advice that is not influenced by fees or revenues generated by the provision of non-executive compensation services. In addition, the Compensation Committee reviews, on an annual basis, Deloitte's performance and provides Deloitte with direct feedback on its performance.

Role of Management and CEO in Determining Executive Compensation

        While the Compensation Committee has the responsibility to approve and monitor all compensation for our named executive officers, we, as management, play an important role in determining executive compensation. At the Compensation Committee's request, we recommend appropriate company-wide and business unit financial and non-financial performance goals. Under the direction of the Compensation Committee, we work with the compensation consultant to analyze competitive market data and to recommend base salary levels, annual incentive awards and long-term incentive awards for our executive officers. We also work with the Compensation Committee to establish the agenda and prepare meeting information for each Compensation Committee meeting. Our CEO likewise assists the Compensation Committee by providing his evaluation of the performance of the executive officers who report directly to him, and recommends compensation levels for such officers.

III.  Elements of Total Compensation

        The table below summarizes the elements of our compensation program during 2011.

Compensation Element	Objective	Key Features

Base Salary	To provide a minimum, fixed level cash compensation	Reviewed annually with adjustments made based on individual performance, anticipated inflation, pay relative to market, and internal equity considerations

Performance-Based Annual Cash Incentive Awards	To motivate and reward executive officers' contributions to achievement of pre-established financial and operational performance goals, stockholder value creation and strategic initiatives, as well as individual performance	Compensation Committee establishes annual cash incentive bonus opportunity for each named executive officer at beginning of year

Paid after year end once the Compensation Committee has determined company performance and each named executive officer's performance relative to pre-established performance goals

Long-Term Equity Awards (stock options, restricted stock and performance shares)	To reward stock price appreciation and encourage retention To motivate and reward achievement of pre-established corporate financial goals and relative TSR, as well as individual performance	Grants made in April 2011:

 Stock options

•

granted at target levels

•

value of stock options is realized upon option exercise only if stock price increases

•

vest in three equal annual installments

Restricted stock

•

performance-granted with target levels adjusted at time of grant for corporate, TSR and individual performance

•

amount granted is based on the achievement of pre-established performance goals: 50% on achievement of annual overall corporate financial goals and 50% on our relative TSR compared to our peer group of companies, and is adjusted for individual performance

•

vest in three equal annual installments

Performance shares

•

granted at target levels with adjustments for individual performance

•

payout based upon achievement of multi-year TSR results

Compensation Element	Objective	Key Features

Retirement Plans	To provide retirement savings in a tax-efficient manner To provide a fixed level of retirement income and encourage retention	Retirement benefits are provided under the following plans:

 Retirement Savings Plan

•

401(k) plan covering all employees

•

company contributes an amount equal to 75% of each participant's voluntary contributions under the plan, up to a maximum of 6% of eligible compensation

Pension Plan

•

defined benefit plan covering all employees, which provides pension benefits under a cash balance formula

•

participants fully vest in pension benefits upon the earlier of completion of three years of service or attainment of age 65

Supplemental Benefits Plan

•

plan covering key management employees, including named executive officers

•

provides benefits in excess of amounts payable under the Retirement Savings Plan and Pension Plan due to tax code limitations

Health & Welfare Benefits	To provide reasonable health and welfare benefits to executives and their dependents and promote healthy living	Health and welfare benefits available to all employees, including medical, dental, vision and disability coverage

Named executive officers also participate in our Senior Executive Survivor Benefits Plan

Senior Executive Survivor Benefits Plan

•

provides senior officers, including named executive officers, with survivor benefit coverage in lieu of the coverage provided generally to employees under our group life insurance plan in the event of a named executive officer's death

•

amount of survivor benefit is 2 1/2 X the executive officer's annual salary

Compensation Element	Objective	Key Features

Severance	To provide a measure of financial security in the event an executive's employment is terminated without cause

To encourage retention and ensure continued dedication by named executive officers in the event of a change in control	Severance benefits are provided under the following plans:

 Severance Pay Plan

•

severance plan available to all employees which provides benefits following an involuntary termination without cause

•

maximum payout is 1X annual salary

•

3 months of benefits continuation

Key Executive Severance Protection Plan

•

plan covering key executive personnel, including named executive officers, which provides for payment of severance benefits in the event of an executive's involuntary termination of employment or termination for good reason by the executive within two years following a change in control

•

provides benefits only upon a double trigger event, meaning both a change in control and an involuntary/good reason termination of employment must occur

•

benefits include 3X annual salary + target bonus for CEO, with 36 months of benefits continuation; 2X annual salary + target bonus for other named executive officers, with 24 months of benefits continuation

Perquisites	Limited perquisites provided to assist executives in carrying out duties and increase productivity	Include financial planning assistance, limited accompaniment of family members with executives traveling for business purposes and annual physical examinations

IV.    Factors Considered When Determining Total Compensation

        Competitive Benchmark Data—the Starting Point.    When making compensation decisions, we review the compensation paid to our CEO and other named executive officers relative to the compensation paid to similarly-situated executives at our peer companies. This practice is often referred to as "benchmarking." We also utilize survey data representing the market of companies in which we compete for executive talent as an additional means of benchmarking. We believe benchmarks are helpful and provide an initial point of reference.

        The Compensation Committee generally sets total compensation targets for our executives, including base salary, performance-based annual incentives, and long-term equity awards, near the market median of our peer comparables. However, because comparative data is just one of several considerations used in determining executive officer compensation, pay may vary from the median of comparative compensation based on various factors, including:

  •
  the level of achievement of our pre-established performance goals;

  •
  individual performance;

  •
  scope of job responsibilities;

  •
  competitive pressures for that position within the industry;

  •
  internal equity considerations; and

  •
  the executive's industry experience and tenure.

        El Paso's Peer Group.    Each year, the Compensation Committee reviews El Paso's peer group to ensure that the companies selected are appropriate. The peer group is used to review executive officer compensation and to compare TSR relative to our performance. No changes were made to our peer group for the 2011 performance year. The table below sets forth our peer group.

Anadarko Petroleum Corp.	National Fuel Gas Co.	Questar Corporation
CenterPoint Energy, Inc.	Newfield Exploration Co.	Sempra Energy
Dominion Resources, Inc.	NiSource, Inc.	Southern Union Co.
Enbridge Inc.	Noble Energy, Inc.	Spectra Energy Corp.
Energen Corp.	ONEOK, Inc.	TransCanada Corp.
EQT Corporation	Pioneer Natural Resources	Williams Companies

        Internal Pay Equity.    We also believe that our executive compensation program must be internally consistent in order to motivate our employees as a whole to create stockholder value. We are committed to internal pay equity and our Compensation Committee monitors, on an annual basis, the relationship between the compensation of our named executive officers and the compensation of our non-managerial employees.

        In May 2011, the Compensation Committee reviewed a comparison of CEO and other named executive officer pay (total compensation) to non-management employee pay for the period 1999 to 2010. The results showed a shrinking disparity in pay between our named executive officers and non-management employees in total compensation from 1999 to 2010. The Compensation Committee also reviewed trends in pay equity from 2009 to 2010. This year to year comparison showed an increase in the disparity between average named executive officer to non-management total compensation during such time period. The review noted that the major contributing factor to the increasing disparity between 2009 and 2010 pay was higher equity grants in 2010 at the named executive officer level (due, primarily, to our higher TSR performance relative to our peer group in 2009), as well as increases in base salary and bonus targets for our CFO in connection with his increased responsibilities. The Compensation Committee will continue to periodically conduct these analyses to monitor and avoid any unjustified widening of compensation differentials.

        Tally Sheets.    Annually, and prior to making compensation decisions, the Compensation Committee reviews tally sheets prepared for each of our named executive officers. The tally sheets quantify the elements of each named officer's total compensation, including base salary, annual incentive bonus, and long-term equity grants, including both vested and unvested equity awards. The tally sheets also summarize the estimated total compensation that would be payable to the named executive officers in various termination scenarios. A wealth accumulation analysis is also prepared that estimates the value of equity incentives under various stock price assumptions. The Compensation Committee does not assign a weighting to tally sheets in the overall decision making process, but rather uses the tally sheets as a tool to view the overall impact of each element of compensation and to ensure our program design is not resulting in unintended outcomes.

        In its most recent review of tally sheets in December 2011, the Compensation Committee discovered no unintended consequences of the compensation program design. Consequently, no material changes were made or deemed necessary to the executive compensation program or the individual elements of our executive officers' compensation as a result of this review.

V.     2011 Compensation Decisions

2011 Annual Base Salaries and 2011 Target Bonus Opportunities

        In February 2011, the Compensation Committee elected to increase base salary levels for all of our named executive officers effective as of April 1, 2011. Salary increases were generally between 2%-3.5%, with the exception of Mr. Sult who received a more significant increase in recognition of his increased responsibilities as CFO and to align with market competitive levels. No adjustments were made to the named executive officers' 2011 target bonus opportunities, with the exception of the change noted below for Mr. Leland, which the Compensation Committee believes continue to be appropriate and commensurate with the responsibilities of the respective executives. Mr. Leland's bonus target increase was made in recognition of his increased responsibilities as the head of our midstream business unit, to position his bonus target with market competitive levels, and for internal consistency. Target bonus opportunities were derived in part from peer group and competitive survey benchmarking data and in part by the Compensation Committee's judgment on the internal equity of the positions, scope of job responsibilities and the executives' industry experience and tenure. The following table sets forth the base salaries and annual target bonus opportunities for the named executive officers.

Annual Base Salaries and
Target Bonus Opportunities

Name	2010 Base Salary ($)	2011 Base Salary effective 4/1/11 ($)	2010-2011 Percentage Increase
Douglas L. Foshee	1,075,008	1,100,004	2.3%
John R. Sult	450,000	515,004	14.4%
Brent J. Smolik	580,008	600,000	3.4%
James C. Yardley	530,004	545,004	2.8%
D. Mark Leland	530,004	545,004	2.8%

Target Bonus Opportunities

Name	2010 Target Bonus Opportunity (% of salary)	2011 Target Bonus Opportunity (% of salary)	2010-2011 Percentage Increase
Douglas L. Foshee	120%	120%	0%
John R. Sult	60%	60%	0%
Brent J. Smolik	90%	90%	0%
James C. Yardley	75%	75%	0%
D. Mark Leland	60%	75%	25%

Annual Cash Incentive Awards for 2011 Performance

        Performance Goals.    At the beginning of 2011, the Compensation Committee established a threshold, target and maximum annual cash incentive bonus level for each of the named executive officers (see the range of cash incentive bonuses as a percentage of base salary below). The Compensation Committee also approved corporate and business unit financial and non-financial performance goals.

        Our 2011 corporate financial goals, which are the primary goals used in determining the annual incentive bonuses for our named executive officers, are set forth below, including adjusted year-end results. For purposes of the performance goals below, the reference to "MM" means million.

	2011 Goals
Corporate Financial Goals	Threshold	Target	Maximum	2011 Results	Weighting
Earnings Per Share	$0.84	$0.96	$1.08	$0.94	35%
Segment EBITDA	$3,260 MM	$3,361 MM	$3,505 MM	$3,363 MM	35%
Return on Total Capital	6.6%	7.1%	7.5%	7.1%	15%
Debt (net of cash)	$13,200 MM	$12,700 MM	$12,400 MM	$12,381 MM	15%

        The 2011 corporate financial goals are generally consistent with our 2010 goals, with the exception of the EBITDA goal, which was replaced with segment EBITDA. Segment EBITDA differs from EBITDA in that there is no reduction for non-controlling interest. The Compensation Committee approved this change to be consistent with the change made in connection with our external guidance to facilitate investors/analysts ability to assess the operating performance of our pipelines without the impact of drop downs into our master limited partnership, El Paso Pipeline Partners, L.P. ("EPB"). All goal weightings are consistent with 2010 performance goal weightings. Earnings per share and segment EBITDA weighting of 35% reflected our organizational focus on profitability, execution, and efficiency. The return on total capital ("ROTC") weighting of 15% is consistent with our goal to be the top execution focused company in the energy industry, ultimately delivering superior returns to stockholders. The weighting of debt (net of cash) of 15% was set to ensure organizational focus on deleveraging El Paso through the successful execution of our EPB drop-down strategy and increasing our financial flexibility to enhance overall stockholder value. In making the determination of the threshold, target and maximum levels, the Compensation Committee considered the specific circumstances expected to be faced by our company and its business units in 2011. The threshold levels represent reasonably achievable goals, whereas the maximum levels represent a significant stretch and would require exceptional performance.

        Annual Incentive Bonus Pool Funding.    After the 2011 financial results became available, the Compensation Committee determined the appropriate funding of the 2011 annual incentive bonus pool based on the achievement of the pre-established performance goals for the year, as well as the successful execution of our operational and strategic initiatives and resulting stockholder value creation during 2011, described further below. The following table sets forth the percentage that the annual incentive bonus pool is funded based on the level of performance relative to the performance goals that were established for the year.

Funding of the
Annual Incentive Bonus Pool

Performance	Pool Funding
Maximum Goals Met	150	%(1)
Target Goals Met	100	%(2)
Threshold Goals Met	50	%(3)
Threshold Not Met	0%

(1)
The maximum funding of the annual incentive bonus pool is 150% for performance at or above the maximum performance level.

(2)
For performance above target but below maximum, actual funding is between 100%-150%, as determined by the Compensation Committee.

(3)
For performance above threshold but below target, actual funding is between 50%-100%, as determined by the Compensation Committee.

        Individual Performance Adjustment.    Accountability plays an important role in our compensation programs, and individual performance is an important factor in determining annual incentives. Each year, our named executive officers receive an individual performance rating based on an evaluation of the executive officer's individual contribution and performance against his or her individual performance goals for the year and determined through our performance management program. Individual performance goals for 2011 included living our core values of stewardship, integrity, safety, accountability, and excellence, strengthening the company's balance sheet, executing on the construction of our backlog of pipeline projects and placing pipeline growth projects in service on time and on budget, continuing to improve our exploration and production cost structure and delivering significant reserve growth with increased oil exposure, increasing our inventory of low-risk, repeatable drilling operations, pursuing midstream opportunities compatible with our business units, reducing costs, improving our execution capability, continuing to grow our master limited partnership, leadership training and development initiatives and supporting volunteer efforts in the communities in which we work. Based on the individual performance rating, an individual performance factor ranging between 0% and 150%, as approved by the Compensation Committee, is assigned to each executive. The Compensation Committee then uses the individual performance factor (ranging from 0%-150%) to adjust the executive's actual annual cash incentive award.

        The maximum bonus opportunity under the annual incentive program is 225% of the target bonus, which is calculated by taking 150% of the maximum annual incentive bonus based on financial results times 150% of the maximum individual performance adjustment factor. The range of annual cash incentive bonuses is illustrated as a percentage of base salary for each named executive officer in the following table. The actual percentage of cash incentive bonuses could be at any level between the minimum and maximum percentages (0%-225%) based on company and individual performance.

Range of Cash Incentive Bonuses as a Percentage of Base Salary for 2011

	Minimum Threshold Not Met	Threshold	Target	Maximum
Douglas L. Foshee	0%	60%	120%	270%
John R. Sult	0%	30%	60%	135%
Brent J. Smolik	0%	45%	90%	202.50%
James C. Yardley	0%	37.50%	75%	168.75%
D. Mark Leland	0%	37.50%	75%	168.75%

        The potential range of values of the annual cash incentive awards for 2011 performance for each of the named executive officers is reflected in the Grants of Plan-Based Awards table in the "Estimated Possible Payouts under Non-Equity Incentive Plan Awards" column.

        El Paso Performance.    In February 2012, the Compensation Committee reviewed the actual performance of our company relative to the performance goals that were established for the year. In reviewing our performance relative to the corporate financial goals, the Compensation Committee excluded or adjusted for the impacts of certain items under pre-approved adjustment categories, including: charges due to the deconsolidation of our Ruby pipeline; debt extinguishment losses associated with the repurchase of approximately $1.0 billion of our debt in 2011; adjustments to exclude the mark-to-market impact of our derivative positions and include the value of hedge cash settlements; a ceiling test charge related to capitalized costs in Brazil; commodity price fluctuations in the E&P business unit, which resulted in an unfavorable adjustment to earnings per share, segment EBITDA and outstanding debt (net of cash); spin-off/merger costs; a non-cash tax benefit on the conversion of Tennessee Gas Pipeline Company to a limited liability company; decision to develop the company's Eagle Ford shale program without a joint venture partner as well the impact of certain divestitures not contemplated by plan, each of which resulted in adjustments to segment EBITDA; limitations under the Merger Agreement on our ability to contribute additional pipeline assets to our master limited partnership prior to year end, which resulted in an adjustment to outstanding debt (net of cash); and actions taken to resolve legacy issues. The Compensation Committee determined that these items were not related to the ongoing operation of El Paso in a manner consistent with the way the performance goals and ranges were set for compensation-related purposes. Based on these adjustments, the Compensation Committee determined that El Paso achieved the following adjusted results:

  •
  earnings per share of $0.94, which is above the threshold goal of $0.84 and slightly below the target goal of $0.96;

  •
  segment EBITDA of $3,363 million, which is above the target goal of $3,361 million;

  •
  return on total capital of 7.1%, which is equal to the target goal of 7.1%; and

  •
  outstanding debt (net of cash) of $12,381 million, which was approximately $392 million lower than the maximum target (with the maximum target representing the lowest range of the 2011 outstanding debt (net of cash) goal).

        The Compensation Committee also considered that during 2011, we pursued a number of strategic initiatives designed to significantly increase and accelerate stockholder value that required maximum performance on behalf of our business units and employees, including the proposed spin-off of our exploration and production business unit, and the subsequent decision to merge with KMI. In addition to these strategic initiatives, we continued to achieve execution goals, maintain safe and reliable operations and ultimately delivered a significant increase and acceleration of stockholder value, with TSR for the year of 90.88%. El Paso's 2011 TSR outperformed 99% of the S&P 500 (finishing second out of S&P 500 companies), and finished first among our peer group. Even prior to the announcement of the proposed merger with KMI in October 2011, our TSR results as of the end of September 2011 placed El Paso in the top quartile of our peer group (behind only Southern Union Co.) and in the top 5% of the S&P 500. Based on the achievement levels noted above and after considering the Company's TSR results and overall performance during 2011, the Compensation Committee approved a corporate funding level of 150%, as well as funding levels of 146%, 137%, 146%, and 140% for our shared services, pipeline, exploration and production and midstream business units, respectively.

        Individual Performance.    After approving the bonus pool funding levels described above, the Compensation Committee reviewed the individual performance of each of our named executive officers, with particular focus on individual accountabilities, business unit performance and efforts in leading initiatives to increase and accelerate the creation of stockholder value. Based on this review, the Compensation Committee awarded each executive officer an above-target individual performance factor.

        2011 Annual Incentives.    Based on the policies described above, the Compensation Committee approved the following annual incentive bonuses for our named executive officers.

Annual Cash Incentives
for 2011 Performance

Actual Incentive Bonus(1) ($)
Douglas L. Foshee	2,950,211
John R. Sult	690,620
Brent J. Smolik	1,206,900
James C. Yardley	899,768
D. Mark Leland	904,366

(1)
Cash incentive awards for Messrs. Foshee, Smolik, Yardley and Leland for 2011 performance were paid in March 2012. A portion of Mr. Sult's cash incentive award for 2011 performance was paid at the end of 2011, with the remaining portion paid in March 2012. See "Code Section 280G Mitigation Actions" later in this CD&A for further details.

Long-Term Incentive Awards

        We use our stockholder approved 2005 Omnibus Incentive Compensation Plan, or omnibus plan, for long-term incentive awards. Under the omnibus plan, the Compensation Committee is the plan administrator with respect to employees subject to Section 162(m) and Section 16 of the Exchange Act, which includes our named executive officers. The Compensation Committee determines the timing of when the annual grants of restricted stock and stock options to such executives will occur as well as the terms and restrictions applicable to such grants.

        The Compensation Committee approves the annual grant to our executive officers after the financial results are available for the prior fiscal year and selects a future grant date (usually several weeks subsequent to the Compensation Committee's action) when the awards will be granted. The Compensation Committee's standard practice is to select the first trading day of the quarter following the filing of the Annual Report on Form 10-K as the grant date for long-term incentive awards, which historically has been the first trading day of April. Stock options are granted with an exercise price based upon the average between the high and low selling prices at which our common stock traded on the grant date.

        Our annual long-term incentives have historically been comprised of an approximate 50/50 combination of stock options and restricted stock. However, commencing with the April 2011 grant cycle, the Compensation Committee incorporated performance shares into our equity program, along with traditional stock options and time-vested restricted stock. The performance shares were designed to pay out on the basis of El Paso's multi-year relative TSR results, with no dividends payable on unvested performance shares. With 2011 as a transition year, the performance share grant utilized two performance periods, with half of the target grant payout based on El Paso's TSR results over a two year period (2011-2012), and half on TSR results over a three year period (2011-2013). The committee elected to add performance shares to our equity program to ensure that our compensation program is aligned with best practices in compensation and governance, to incentivize superior stock performance over a multi-year period and to further align the interests of our named executive officers with our stockholders.

        The number and kind of equity awards granted in April 2011 to each named executive officer is reflected in the table below.

Annual Grant of
Long-Term Incentive Awards

Name	Stock Options (#)	Restricted Stock (#)	Performance Shares (#)
Douglas L. Foshee	377,604	216,413	120,499
John R. Sult	108,507	46,399	27,701
Brent J. Smolik	108,507	66,828	48,476
James C. Yardley	108,507	60,249	48,476
D. Mark Leland	108,507	63,712	41,551

Stock options were granted at target levels and were not adjusted for company or individual performance. In contrast, restricted stock awards were granted based on the level of achievement during 2010 of certain pre-established performance goals. The performance goals that were used by the Compensation Committee for purposes of determining the number of restricted stock awards granted to our named executive officers in April 2011 included (i) our 2010 annual corporate financial goals (weighted at 50%) and (ii) El Paso's 2010 relative TSR compared to its peer group of companies (weighted at 50%). During 2010, we had above-target achievement of our corporate financial goals, together with top quartile TSR performance, which resulted in above-target restricted share grants to our named executive officers. The performance share grants were granted at target levels, with minor adjustments for individual performance. As described below, we do not expect to make equity grants to our named executive officers in 2012.

VI.   Other Compensation and Tax Matters

Impact of Merger on Equity Grants and Outstanding Equity Awards

        Pursuant to the terms of the Merger Agreement, we will conduct our business in the ordinary course in all material respects, in substantially the same manner as we conducted business prior to the date of the Merger Agreement, subject to certain conditions and restrictions which include, but are not limited to, our ability to issue, grant, sell or redeem El Paso capital stock. This limitation precludes us from granting new equity awards under our omnibus plan without KMI's prior approval. Accordingly, we do not expect to make long-term equity grants to our named executive officers in 2012.

        In addition, all of our named executive officers hold vested and unvested stock options to purchase shares of El Paso common stock, restricted shares and performance shares granted under our omnibus plan. Pursuant to the terms of the Merger Agreement, immediately prior to the closing of the merger between KMI and El Paso, each outstanding El Paso stock option, restricted share and performance share will automatically vest. In the case of outstanding performance shares, performance will be deemed to be attained at target. At such time, each outstanding stock option, restricted share and performance share will be converted into the right to receive, at the election of the holder (which election will apply to all, but not less than all, of such holder's outstanding equity awards), but subject to pro-ration as set forth in the Merger Agreement, either cash or a mixture of cash and shares of Class P common stock of KMI for all shares subject to such awards (in the case of stock options, less the aggregate exercise price). Each holder will also receive warrants as part of the merger consideration in respect of such equity awards. Additional information regarding the treatment of outstanding El Paso equity awards in connection with the proposed merger can be found in the special meeting proxy statement (DEFR14A) filed by El Paso with the SEC on February 1, 2012, which can be found on our website at www.elpaso.com.

Retention Plan

        Pursuant to the Merger Agreement, El Paso, in consultation with KMI, adopted a retention plan for full-time employees of El Paso who primarily provide services to EP Energy Corporation, El Paso's exploration and production business unit (the "Retention Plan"). In January 2012, the Compensation Committee approved the inclusion of Mr. Smolik, EVP and President of EP Energy Corporation ("EP Energy"), in the Retention Plan. Retention bonuses under the Retention Plan are earned in part on the continued performance of services, in part on the attainment of specified levels of gross sale proceeds in respect of EP Energy business assets sold no later than 12 months after closing of the transactions contemplated in the Merger Agreement, and in part on the specific time at which such assets are sold. As a participant in the Retention Plan, Mr. Smolik is eligible to earn a retention bonus in an amount expressed as a percentage interest in a pool, the value of which (as described in this paragraph) depends on the attainment of the level of gross sale proceeds and on the time at which such assets are sold.

        On February 24, 2012, EP Energy, EP Energy Holding Company and El Paso Brazil, L.L.C., each a direct or indirect wholly-owned subsidiary of El Paso, entered into a purchase and sale agreement ("PSA") with EPE Acquisition, LLC, a limited liability company affiliated with Apollo Global Management, LLC, Riverstone Holdings LLC, Access Industries, Inc. and other investors, to sell all of El Paso's exploration and production assets for approximately $7.15 billion, which sale is conditioned upon the closing of the El Paso/KMI merger. Based on the level of gross sale proceeds contemplated by the PSA, no retention bonus is currently expected to be payable to Mr. Smolik under the Retention Plan in connection with the closing of the sale.

Code Section 280G Mitigation Actions

        Under the terms of the Merger Agreement, El Paso and KMI agreed to take certain actions to mitigate any adverse tax consequences triggered under Code Sections 280G and 4999 in connection with the proposed merger transaction. As part of this mitigation effort, our Compensation Committee elected to accelerate the timing of payment of a portion of Mr. Sult's 2011 bonus, which otherwise would have been paid in March 2012, into the last pay period of 2011. The amount accelerated was $309,002, which equaled his target bonus opportunity for 2011. The remaining portion of his bonus, $381,618, was paid in March 2012. In addition, the committee elected to accelerate the vesting into December 2011 of a total of 20,429 restricted shares held by Mr. Sult. Such shares would have otherwise vested, pursuant to their terms in the ordinary course, on April 1, 2012. No other 280G mitigation actions were taken with respect to our named executive officers.

Say-on-Pay Vote

        At our annual meeting of stockholders in May 2011, we held our first stockholder advisory vote on the compensation of our named executive officers (say-on-pay vote). Our stockholders approved the compensation of our named executive officers by a large margin, with over 89% of stockholder votes cast in favor of the say on pay proposal. As we evaluated our compensation practices throughout 2011, we were mindful of the strong support our stockholders expressed for our compensation program and the linkage between pay and performance. As a result, our Compensation Committee elected to retain our approach to executive compensation, with an emphasis on compensation that is linked to performance and the creation of stockholder value.

Code Section 162(m) Considerations

        Section 162(m) imposes a limit of $1,000,000 on the amount that we may deduct for federal income tax purposes in any one year for compensation paid to our CEO and any of our three other highest-paid named executive officers, other than our CFO, who are employed as of the end of the year. However, to the extent compensation is "performance-based" within the meaning of Section 162(m), the Section's limitations will not apply. Our executive compensation plans, including our omnibus plan, are structured so that awards such as cash incentive awards, stock options, performance shares and restricted stock may qualify as deductible performance-based compensation. While the Compensation Committee strives to make awards under our plans that are intended to qualify as performance-based compensation under Section 162(m), it is possible under certain circumstances that some portion of the compensation paid to our executive officers will not meet the standards of deductibility under Section 162(m). The Compensation Committee reserves the right to award compensation which does not qualify as performance-based under Section 162(m) if it determines that such awards are necessary to provide a competitive compensation package to attract and retain qualified executive talent. The annual cash incentive awards, stock options and performance-based restricted stock that were granted to the named executive officers during 2011 were intended to be performance-based within the meaning of Section 162(m).

Key Executive Severance Protection Plan and Code Section 409A

        Each of our named executive officers participates in our Key Executive Severance Protection Plan, which offers severance benefits in the event of an involuntary/good reason termination of employment following a change in control. The plan provides benefits only upon a double trigger event, meaning both a change in control and an involuntary/good reason termination of employment must occur to trigger severance obligations. Our merger with KMI will constitute a change in control under the plan. As such, in the event any of our named executive officers are terminated in connection with or within two years following the change in control, they will be entitled to severance benefits under the plan.

        The Key Executive Severance Protection Plan is subject to Section 409A of the Code. Section 409A of the Code contains a number of limitations on the payment of nonqualified deferred compensation benefits, which would include cash severance amounts paid under the plan. Among the Section 409A requirements is a six-month delay for payments made to specified employees of a publicly traded company upon termination of employment. To the extent any of our named executive officers are terminated in connection with the merger between El Paso and KMI, we anticipate the payment of their severance benefits, to the extent applicable, would be delayed for a six-month period from their termination date in accordance with Section 409A and the terms of the underlying plan.

Stock Ownership

        Our Corporate Governance Guidelines impose stock ownership requirements on our executive officers. These stock ownership requirements are designed to emphasize stock ownership by our executive officers and to further align their interests with our stockholders. These requirements are as follows:

Position	Minimum Aggregate Value
Chief Executive Officer	5×base salary
Other Executive Officers	2×base salary

        Each executive officer is required to meet the ownership threshold within five years of election as an executive officer. As of December 31, 2011, each of our named executive officers' ownership in our common stock exceeded the required ownership thresholds and did so in the requisite time frames.

Margin Trading Prohibition

        We have a policy prohibiting executives from hedging their ownership of company stock. Under the policy, executive officers are prohibited from holding El Paso securities in a margin account or otherwise entering into any pledge arrangement that would permit a third party to sell the El Paso securities without the executive's consent or knowledge. This prohibition also applies to our non-employee directors.

Compensation Recovery

        We adopted a clawback policy in 2005 in connection with the adoption of our omnibus plan. Under our omnibus plan, which provides for grants of annual cash incentive awards and long-term incentive awards, if it is determined that a participant in the plan knowingly engaged in, or was grossly negligent with respect to, misconduct that causes us to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under the securities laws, the participant is required to reimburse us the amount of any payment in settlement of an award earned or accrued during the 12-month period following the first public issuance or filing, whichever first occurred, of the financial document that is required to be restated.

        In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law on July 21, 2010, imposes a number of new executive compensation-related requirements on public companies, including a requirement to adopt a clawback policy in conformance with the act (the "Dodd-Frank Clawback"). The SEC is currently in the process of preparing regulations on the Dodd-Frank Clawback, and once such regulations are finalized, we will comply accordingly. The implementation of the Dodd-Frank Clawback may require us to amend or modify our current clawback policy.

 COMPENSATION COMMITTEE REPORT

        We have prepared this Compensation Committee Report as required by the Securities and Exchange Commission. We have reviewed and discussed with El Paso's management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on that review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's annual report on Form 10-K.

COMPENSATION COMMITTEE
Steven J. Shapiro, Chairman Juan Carlos Braniff Thomas R. Hix Ferrell P. McClean Robert F. Vagt

EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table and the narrative text that follows it provide a summary of the compensation earned or paid to our named executive officers according to applicable SEC regulations. The compensation reflected for each individual was for their services provided in all capacities to us and our subsidiaries.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)(4)	All Other Compensation ($)(5)	Total ($)
Douglas L. Foshee	2011	1,093,755	—	7,287,864	2,767,346	2,950,211	270,041	177,319	14,546,536
Chairman, President &	2010	1,068,756	—	2,489,145	2,320,752	2,100,000	277,670	197,311	8,453,634
Chief Executive Officer	2009	1,050,000	—	1,441,998	1,748,180	1,800,000	191,521	75,203	6,306,902
John R. Sult	2011	498,753	—	1,614,366	795,215	690,620	94,179	58,849	3,751,982
Executive Vice President &	2010	441,253	—	401,476	400,128	500,000	62,373	33,356	1,838,586
Chief Financial Officer	2009	345,675	—	158,508	162,762	300,000	46,755	26,270	1,039,970
Brent J. Smolik	2011	595,002	—	2,563,509	795,215	1,206,900	119,088	83,894	5,363,608
Executive Vice President &	2010	576,636	—	722,650	666,883	1,000,000	118,356	72,049	3,156,574
President of EP Energy	2009	566,520	—	385,023	502,351	1,000,000	57,136	34,724	2,545,754
James C. Yardley	2011	541,254	—	2,443,739	795,215	899,768	247,275	69,191	4,996,442
Executive Vice President,	2010	526,257	—	508,534	666,883	500,000	340,436	58,817	2,600,927
Pipeline Group	2009	515,016	—	490,443	502,351	500,000	487,692	34,279	2,529,781
D. Mark Leland	2011	541,254	—	2,314,372	795,215	904,366	123,045	64,356	4,742,608
Executive Vice President &	2010	527,442	—	615,592	666,883	500,000	135,307	57,235	2,502,459
President of Midstream	2009	519,756	—	405,877	502,351	500,000	134,549	31,829	2,094,362

(1)
Amounts in this column reflect the aggregate grant date fair value of stock awards or option awards, as applicable, granted to each named executive officer under the Company's 2005 Omnibus Incentive Compensation Plan computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, "Compensation—Stock Compensation" ("FASB ASC Topic 718").

(2)
The amount in this column for 2011 reflects each named executive officer's annual cash incentive bonus earned for 2011 performance.

(3)
The amount in this column for 2011 reflects the annual change in the actuarial present value of each named executive officer's accumulated pension and supplemental pension benefits. The change in pension value is generally equal to the difference between the actuarial present value at the end of the year and the beginning of the year. The annual change in the actuarial present value of Messrs. Foshee's, Sult's, Smolik's, Yardley's and Leland's accumulated pension and supplemental pension benefits for 2011 is $264,222, $93,472, $118,211, $245,650 and $121,310, respectively.

(4)
The amount in this column for 2011 also reflects above-market interest credited to the named executive officers' supplemental Retirement Savings Plan account balances. During 2011, interest was credited to the balance of each executive officer's supplemental Retirement Savings Plan account balance on a monthly basis at a rate equal to the average of Moody's Seasoned Aaa Corporate Bond Rate and Moody's Seasoned Baa Corporate Bond Rate, as published by Moody's Investors Services, Inc. It was determined that the rate of interest exceeded 120 percent of the applicable federal long-term rate for each month during 2011. The total amount of the above-market interest credited to Messrs. Foshee's, Sult's, Smolik's, Yardley's and Leland's supplemental Retirement Savings Plan account balance during 2011 was $5,819, $707, $877, $1,625 and $1,735, respectively.

(5)
The compensation reflected in the "All Other Compensation" column for 2011 for each of the named executive officers includes company matching contributions to our Retirement Savings Plan, supplemental company matching contributions for the Retirement Savings Plan accrued under our 2005 Supplemental Benefits Plan, the incremental cost to El Paso of personal use of aircraft, annual executive physicals, financial planning assistance and limited tax reimbursements, which are listed in the table immediately below.

 All Other Compensation included in the Summary Compensation Table for 2011

Name	Company Matching Contributions to the Retirement Savings Plan ($)	Supplemental Company Matching Contributions under the 2005 Supplemental Benefits Plan ($)(A)	Personal Use of Aircraft ($)(B)	Annual Executive Physicals ($)(C)	Financial Planning ($)(D)	Tax Reimbursements ($)(E)	Total ($)
Douglas L. Foshee	11,025	132,694	10,649	—	20,000	2,951	177,319
John R. Sult	11,025	47,824	—	—	—	—	58,849
Brent J. Smolik	11,025	60,750	11	1,397	10,082	629	83,894
James C. Yardley	11,025	35,831	1,058	3,397	17,500	380	69,191
D. Mark Leland	11,025	35,831	—	—	17,500	—	64,356

(A)
The compensation reflected in this column for each of the named executive officers for 2011 includes supplemental company matching contributions for the Retirement Savings Plan which were accrued under the 2005 Supplemental Benefits Plan.

(B)
The amount shown in this column for Mr. Foshee for 2011 reflects the incremental cost to El Paso for occasional personal use of private aircraft leased by El Paso, including certain occasions when his spouse or professional guests accompanied him on business-related flights. The amount shown in this column for Mr. Smolik for 2011 reflects the incremental cost to El Paso for an occasion when his spouse accompanied him on a business-related flight on private aircraft leased by El Paso. As Mr. Smolik was using the leased aircraft for business purposes, the only incremental cost to El Paso associated with his spouse's travel was a nominal per person segment fee charged by the private carrier to El Paso, which amount is shown above. The amount shown for Mr. Yardley reflects an occasion when his spouse accompanied him on a business-related flight using a commercial carrier. When the executive officer's use of leased aircraft or a guest's travel does not meet the IRS's standard for business use, but nevertheless is determined by the company to be business-related, the cost of that travel is imputed as income to the executive officer and a gross-up payment for taxes is provided. No tax gross-ups are made for flights that are not business-related. Any tax reimbursements with respect to the imputed income for business-related travel are reflected in the "Tax Reimbursements" column of this table.

(C)
The amounts in this column for 2011 reflect the cost to El Paso for executive officer annual physicals.

(D)
The amounts in this column for 2011 reflect the cost to El Paso for financial and tax planning assistance provided to the executive officers. This amount is imputed as income and no tax-gross up is provided. Mr. Sult elected not to receive the financial planning services during 2011.

(E)
The amounts in this column for 2011 reflect tax reimbursements associated with imputed income for occasions when the executive's spouse accompanied him on a business-related flight.

Grants of Plan-Based Awards

        The following table sets forth the range of potential annual cash incentive bonuses for 2011 performance as a dollar amount for each of the named executive officers, as well as the range of possible payouts on performance share awards granted in 2011, which shares are designed to pay out based solely on El Paso's multi-year TSR results. The table also sets forth the number of shares of restricted stock and the number of securities underlying stock options awarded during 2011 to the named executive officers. In satisfaction of applicable SEC regulations, the table further sets forth the date of grant for each restricted stock, performance share and stock option award and the date on which the Compensation Committee took action to approve the grant of such award. The table also sets forth the per-share exercise price of the stock options granted during 2011, the closing market price of our common stock on the date of grant of stock options, and the grant date fair market value of the restricted stock, performance shares and stock options awarded during 2011. The restricted stock, performance shares and stock options in this table were granted under our 2005 Omnibus Incentive Compensation Plan, which provides that the average between the high and low selling prices at which our common stock traded on the date of grant is used as the exercise price (or strike price) for stock options.

Grants of Plan-Based Awards
During the Year Ended December 31, 2011

											All Other Option Awards: Number of Securities Underlying Options (#)(4)
										All Other Stock Awards: Number of Shares of Stock or Units (#)(3)				Grant Date Fair Value of Stock and Option Awards ($)(7)
													Closing Market Price of Underlying Securities on Grant Date ($/Sh)(6)
							Estimated Possible Payouts Under Equity Incentive Plan Awards(2)					Exercise or Base Price of Option Awards ($/Sh)(5))
			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)
		Date of Compensation Committee Action
Name	Grant Date		Threshold Not Met ($)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Douglas L. Foshee
Short-Term Incentive	N/A	N/A	—	660,002	1,320,005	2,970,011
Stock Options	4/1/2011	2/7/2011									377,604	18.205	18.16	2,767,346
Restricted Stock	4/1/2011	2/7/2011								216,413				3,939,799
Performance Shares	4/1/2011	2/7/2011					—	120,499	240,998					3,348,065
John R. Sult
Short-Term Incentive	N/A	N/A	—	154,501	309,002	695,255
Stock Options	4/1/2011	2/7/2011									108,507	18.205	18.16	795,215
Restricted Stock	4/1/2011	2/7/2011								46,399				844,694
Performance Shares	4/1/2011	2/7/2011					—	27,701	55,402					769,672
Brent J. Smolik
Short-Term Incentive	N/A	N/A	—	270,000	540,000	1,215,000
Stock Options	4/1/2011	2/7/2011									108,507	18.205	18.16	795,215
Restricted Stock	4/1/2011	2/7/2011								66,828				1,216,604
Performance Shares	4/1/2011	2/7/2011					—	48,476	96,952					1,346,906
James C. Yardley
Short-Term Incentive	N/A	N/A	—	204,377	408,753	919,694
Stock Options	4/1/2011	2/7/2011									108,507	18.205	18.16	795,215
Restricted Stock	4/1/2011	2/7/2011								60,249				1,096,833
Performance Shares	4/1/2011	2/7/2011					—	48,476	96,952					1,346,906
D. Mark Leland
Short-Term Incentive	N/A	N/A	—	204,377	408,753	919,694
Stock Options	4/1/2011	2/7/2011									108,507	18.205	18.16	795,215
Restricted Stock	4/1/2011	2/7/2011								63,712				1,159,877
Performance Shares	4/1/2011	2/7/2011					—	41,551	83,102					1,154,495

(1)
These columns show the potential value of the payout of the annual cash incentive bonuses for 2011 performance for each named executive officer if the threshold, target and maximum performance levels are achieved. The potential payout is performance-based and driven by company and individual performance. The actual amount of the annual cash incentive bonuses paid for 2011 performance is shown in the Summary Compensation Table under the "Non-Equity Incentive Plan Compensation" column.

(2)
These columns show the potential payout of performance shares granted in 2011 for each named executive officer if the target and maximum performance levels are achieved. The potential payout is dependent upon El Paso's multi-year TSR performance. No performance shares were paid out during 2011.

(3)
This column shows the number of shares of restricted stock granted in 2011 to the named executive officers. The shares vest in three equal annual installments beginning one year from the date of grant.

(4)
This column shows the number of stock options granted in 2011 to the named executive officers. The stock options vest in three equal annual installments beginning one year from the date of grant.

(5)
This column shows the exercise price for the stock options granted during 2011, which was the average between the high and low selling prices at which our common stock traded on the date of grant.

(6)
This column shows the closing market price of a share of our common stock on the date of grant of the stock options.

(7)
This column shows the grant date fair value of restricted stock, performance shares and stock options computed in accordance with FASB ASC Topic 718 granted to the named executive officers during 2011.

        The following is a description of material factors necessary to understand the information regarding the stock awards and option awards reflected in the Grants of Plan-Based Awards table. The awards reflected in the Grants of Plan-Based Awards table are shares of restricted stock, performance shares and non-qualified stock options to purchase shares of our common stock which were approved by the Compensation Committee and granted to the named executive officers on April 1, 2011. The equity awards were granted under our 2005 Omnibus Incentive Compensation Plan. The stock options and restricted stock awards granted on April 1, 2011 were made as part of our 2011 annual grant of long-term incentive awards based on 2010 performance. The performance share awards granted on April 1, 2011 were not based on 2010 performance, but rather were approved by our Compensation Committee and incorporated into our long-term incentive program as an additional incentive to align the interests of our named executive officers with stockholders. As discussed further in the CD&A, the performance shares were designed to payout solely on the basis of El Paso's multi-year relative TSR results. With 2011 as a transition year, the performance share grant utilized two performance periods, with half of the target grant pay out based on El Paso's TSR results over a two-year period (2011-2012), and half on TSR results over a three-year period (2011-2013). The grant date fair value of performance shares granted on April 1, 2011 that vest over a two-year period was $27.93, and the grant date fair value of performance shares that vest over a three-year period was $27.64. The grant date fair value per share for the restricted stock awards granted on April 1, 2011 was $18.205. The grant date fair value per option for the stock options granted on April 1, 2011 was $7.328, computed using a Black-Scholes option-pricing model based on several assumptions. These assumptions are based on management's best estimate at the time of grant and are listed below, as follows:

Grant Date 04/01/2011
Expected Term in Years	6.0
Expected Volatility	40%
Expected Dividends	0.5000%
Risk-Free Interest Rate	2.569%

        Restricted stock carries voting and dividend rights.    Dividends are paid on restricted stock directly to the holder of the restricted stock and at the same rate as other holders of our common stock. Dividends are not paid on unexercised stock options or unvested performance shares. The amount of dividends received during 2011 on shares of unvested restricted stock granted to the named executive officers is factored into the grant date fair value per share and is not required to be included in the Summary Compensation Table or Grants of Plan-Based Awards table but is reflected in the table below.

Name	Dividends Received during 2011 on Restricted Stock ($)
Douglas L. Foshee	18,790
John R. Sult	2,755
Brent J. Smolik	5,427
James C. Yardley	5,016
D. Mark Leland	5,106

        Restricted shares and performance shares are subject to forfeiture in the event of a termination of employment. The restrictions will lapse on any unvested shares of restricted stock, performance shares will vest at target, and any unvested stock options become fully exercisable in the event of an executive's termination of employment without cause or by the executive for "good reason," if applicable, within two years following a "change in control" of El Paso. Stock options generally expire ten years from the date of grant. However, stock options are subject to forfeiture and/or time limitations on exercise in the event of a termination of employment.

Employment Agreements

        We do not have employment agreements with our named executive officers.

Outstanding Equity Awards

        The following table sets forth, on an award-by-award basis, the number of securities underlying unexercised stock options and the total number and aggregate market value of shares of unvested restricted stock held by the named executive officers as of December 31, 2011. The table also provides the exercise price and date of expiration of each unexercised stock option.

Outstanding Equity Awards
at December 31, 2011

	Option Awards					Stock Awards
						Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)
	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)
				Option Exercise Price ($)(1)
					Option Expiration Date						Market or Payout of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Name	Exercisable	Unexercisable
Douglas L. Foshee	1,000,000	—		7.345	9/02/2013	51,095	(7)	1,357,594	120,499	(11)	3,201,658
	375,000	—		7.090	4/01/2014	74,338	(8)	1,975,161
	403,950	—		10.685	4/01/2015	149,903	(9)	3,982,923
	252,722	—		12.155	4/03/2016	216,413	(10)	5,750,093
	369,270	—		14.580	4/02/2017
	376,950	—		16.705	4/01/2018
	403,900	201,950	(4)	6.335	4/01/2019
	170,589	341,176	(5)	11.070	4/01/2020
	—	377,604	(6)	18.205	4/01/2021
John R. Sult	53,667	—		11.620	10/24/2015	12,089	(9)	321,205	27,701	(11)	736,016
	19,738	—		12.155	4/03/2016	46,399	(10)	1,232,821
	34,380	—		14.580	4/02/2017
	35,095	—		16.705	4/01/2018
	37,605	18,802	(4)	6.335	4/01/2019
	29,412	58,823	(5)	11.070	4/01/2020
	—	108,507	(6)	18.205	4/01/2021
Brent J. Smolik	106,112	—		14.580	4/02/2017	13,053	(7)	346,818	48,476	(11)	1,288,007
	108,319	—		16.705	4/01/2018	21,617	(8)	574,364
	116,063	58,032	(4)	6.335	4/01/2019	43,520	(9)	1,156,326
	49,020	98,039	(5)	11.070	4/01/2020	66,828	(10)	1,775,620
	—	108,507	(6)	18.205	4/01/2021
James C. Yardley	48,875	—		7.090	4/01/2014	17,661	(7)	469,253	48,476	(11)	1,288,007
	45,462	—		10.685	4/01/2015	24,436	(8)	649,265
	25,352	—		12.155	4/03/2016	30,625	(9)	813,706
	20,000	—		14.275	8/16/2016	60,249	(10)	1,600,816
	106,112	—		14.580	4/02/2017
	108,319	—		16.705	4/01/2018
	116,063	58,032	(4)	6.335	4/01/2019
	49,020	98,039	(5)	11.070	4/01/2020
	—	108,507	(6)	18.205	4/01/2021
D. Mark Leland	53,125	—		7.090	4/01/2014	14,589	(7)	387,630	41,551	(11)	1,104,010
	49,080	—		10.685	4/01/2015	20,301	(8)	539,398
	50,000	—		11.990	8/10/2015	37,072	(9)	985,003
	69,863	—		12.155	4/03/2016	63,712	(10)	1,692,828
	106,112	—		14.580	4/02/2017
	108,319	—		16.705	4/01/2018
	116,063	58,032	(4)	6.335	4/01/2019
	49,020	98,039	(5)	11.070	4/01/2020
	—	108,507	(6)	18.205	4/01/2021

(1)
The average between the high and low selling prices at which our common stock traded on the grant date is used as the exercise price (or strike price) for stock options. No cash is realized until the shares received upon exercise of an option are sold.

(2)
The values represented in this column have been calculated by multiplying $26.57, the closing price of our common stock on December 31, 2011 by the number of shares of stock.

(3)
The number of shares in this column represents the number of performance shares that would pay out based on achieving target-level performance.

(4)
These are stock options that were granted as part of the 2009 annual grant of long-term incentive awards and time vest in three equal annual installments beginning one year from the date of grant, with the remaining vesting date on April 1, 2012.

(5)
These are stock options that were granted as part of the 2010 annual grant of long-term incentive awards and time vest in three equal annual installments beginning one year from the date of grant, with the remaining vesting dates on April 1, 2012 and April 1, 2013.

(6)
These are stock options that were granted as part of the 2011 annual grant of long-term incentive awards and time vest in three equal annual installments beginning one year from the date of grant, with vesting dates on April 1, 2012, April 1, 2013 and April 1, 2014.

(7)
These are shares of restricted stock that were granted as part of the 2009 annual grant of long-term incentive awards and time vest in three equal annual installments beginning one year from the date of grant, with the remaining vesting date on April 1, 2012.

(8)
These are shares of restricted stock that the Compensation Committee awarded as part of the 2008 performance bonus in lieu of cash and cliff-vest three years from the date of grant, with the vesting date on April 1, 2012.

(9)
These are shares of restricted stock that were granted as part of the 2010 annual grant of long-term incentive awards and time vest in three equal annual installments beginning one year from the date of grant, with the remaining vesting dates on April 1, 2012 and April 1, 2013.

(10)
These are shares of restricted stock that were granted as part of the 2011 annual grant of long-term incentive awards and time vest in three equal annual installments beginning one year from the date of grant, with vesting dates on April 1, 2012, April 1, 2013 and April 1, 2014.

(11)
These are performance shares granted as part of the 2011 annual grant of long-term incentive awards and payout based on El Paso's multi-year relative TSR results. The amount listed is the target grant. Actual payouts could range between 0-200% of target and would be settled in stock.

Option Exercises and Stock Vested Table

        The following table sets forth information concerning stock option exercises and vesting of restricted stock during 2011 for each of the named executive officers. In satisfaction of applicable SEC regulations, the number of securities for which stock options were exercised (if any) and the aggregate dollar value realized upon the exercise of such stock options is reflected in this table. The number of shares of restricted stock that have vested and the aggregate dollar value realized upon the vesting of such restricted stock is also reflected. None of the named executive officers exercised stock options during 2011.

Option Exercises and Stock Vested
During Fiscal Year 2011

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Douglas L. Foshee	—	—	172,419	3,138,888
John R. Sult	—	—	46,745	1,001,861
Brent J. Smolik	—	—	48,138	876,352
James C. Yardley	—	—	45,087	820,809
D. Mark Leland	—	—	47,663	867,705

(1)
The values represented in this column for restricted stock have been calculated by multiplying the per share fair market value of the underlying shares on the vesting date by the number of shares of restricted stock that vested.

Pension Benefits

        The following table sets forth information with respect to the pension benefits of each of the named executive officers. El Paso sponsors a qualified Pension Plan and supplemental benefits plans in which the named executive officers participate. In satisfaction of applicable SEC regulations, this table provides the number of years of service credited to the named executive officers, the actuarial present value of the named executive officers' accumulated benefits at the earliest unreduced retirement age and the dollar amount of benefits paid, if any, to a named executive officer under each of the plans during 2011. No pension benefits were paid to the named executive officers during 2011.

Pension Benefits Table

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Douglas L. Foshee	Pension Plan	8	130,635	—
	Supplemental Benefits Plan	1	76,653	—
	2005 Supplemental Benefits Plan	7	1,062,134	—
John R. Sult	Pension Plan	6	95,353	—
	Supplemental Benefits Plan	—	—	—
	2005 Supplemental Benefits Plan	6	184,734	—
Brent J. Smolik	Pension Plan	5	79,233	—
	Supplemental Benefits Plan	—	—	—
	2005 Supplemental Benefits Plan	5	298,632	—
James C. Yardley	Pension Plan	34	1,347,939	—
	Supplemental Benefits Plan	27	1,798,411	—
	2005 Supplemental Benefits Plan	7	—	—
D. Mark Leland	Pension Plan	26	352,930	—
	Supplemental Benefits Plan	19	369,272	—
	2005 Supplemental Benefits Plan	7	62,242	—

(1)
Credited service shown for Mr. Leland was 16 years as of December 31, 2001 for his Minimum Benefit (as described below), and for Mr. Yardley was 27 years as of December 31, 2004 for his Sonat Transition Benefit (as described below).

(2)
The present value of the named executive officers' accumulated pension benefits in this column reflects a 4.32 percent discount rate and December 31, 2011 measurement date. The calculations reflect an age 65 commencement date except for Messrs. Leland and Yardley whose calculations reflect their earliest unreduced retirement age. Mr. Leland has a Minimum Benefit (as described below) and will have 30 years of credited service prior to age 60, and therefore would be eligible for an unreduced early retirement benefit at age 60. Mr. Yardley has a Sonat Transition Benefit (as described below) and would be eligible for an unreduced early retirement benefit at age 62.

        The following is a description of material factors necessary to understand the information disclosed above in the Pension Benefits table for each of the named executive officers. Effective January 1, 1997, we amended our qualified Pension Plan to provide pension benefits under a cash balance plan formula that defines participants' accrued benefits in terms of a notional cash account balance. Eligible employees become participants in the Pension Plan immediately upon employment and are fully vested in their benefits upon the earliest of the completion of three years of service or attainment of age 65. At the end of each calendar quarter, participant cash account balances are increased by an interest credit based on the 5-Year U.S. Treasury constant maturity yield, subject to a minimum interest credit of 4 percent per year, plus a pay credit equal to a percentage of salary and bonus. The pay credit percentage is based on the sum of age plus service at the end of the prior calendar year according to the following schedule:

Age Plus Service	Pay Credit Percentage
Less than 35	4%
35 to 49	5%
50 to 64	6%
65 and over	7%

        Prior to adopting a cash balance plan on January 1, 1997, we provided pension benefits under a plan that defined monthly benefits based on final average earnings and years of service (the "Prior Plan"). The Pension Plan provides for a special transition benefit for employees who were participants in the Prior Plan on December 31, 1996. These employees continued to accrue benefits under the old plan formula (the "Minimum Benefit") through December 31, 2001, or termination, if earlier. The Minimum Benefit is based on years of credited service and the average of the highest five consecutive years of compensation out of the last ten years, subject to maximum limitations as defined under the Pension Plan. The initial cash account balance was equal to the present value of the Prior Plan benefit as of December 31, 1996. Upon separation of employment, these participants (including Mr. Leland) will receive the greater of the Minimum Benefit or a benefit based on their cash account balance.

        The Pension Plan also provides for a special transition benefit for former Sonat Inc. employees who were participants in the Sonat Retirement Plan on December 31, 1999, and who became active participants in the Pension Plan on January 1, 2000. These participants continued to accrue benefits under the Sonat retirement plan formula (the "Sonat Transition Benefit") through December 31, 2004, or termination, if earlier. The Sonat Transition Benefit is based on years of credited service and the average of the highest five consecutive years of compensation out of the last ten years, subject to maximum limitations as defined under the Pension Plan. The initial cash account balance was equal to the present value of the Sonat Retirement Plan benefit as of December 31, 1999. Upon separation of employment, these participants (including Mr. Yardley) will receive the greater of the Sonat Transition Benefit or a benefit based on their cash account balance. Additionally, active participants in the Pension Plan on January 1, 2000, who had a Sonat cash account benefit on December 31, 1999, will receive this cash balance benefit upon their termination of employment.

        Amounts in the Pension Benefits table reported as the actuarial present value of each named executive officer's accumulated benefits are calculated as of December 31, 2011 using the same assumptions that are used for our pension liability disclosure in Note 13 to our financial statements included in our Form 10-K filed with the SEC on February 27, 2012. However, the amounts in the Pension Benefits table assume no pre-retirement decrements (i.e., that the named executive officers work and survive to retirement age) and reflect an age 65 commencement date for Messrs. Foshee, Sult and Smolik, an age 60 commencement date for Mr. Leland, and an age 62 commencement date for Mr. Yardley.

        Under our qualified Pension Plan and applicable Code provisions, for 2011 compensation in excess of $245,000 could not be taken into account and the maximum payable benefit was $195,000. For 2011, any excess benefits otherwise accruing under our Pension Plan were payable under the 2005 Supplemental Benefits Plan which was adopted effective January 1, 2005 in connection with the implementation of Section 409A of the Code. The 2005 Supplemental Benefits Plan replaced our prior Supplemental Benefits Plan for benefits accruing after 2004. The benefits that accrue under the 2005 Supplemental Benefits Plan are supplemental benefits for officers and key management employees (including all of the named executive officers) who could not be paid under our Pension Plan and/or Retirement Savings Plan due to certain Code limitations. The supplemental pension benefits under the 2005 Supplemental Benefits Plan, when combined with the supplemental pension benefits the executive is entitled to receive under our prior Supplemental Benefits Plan and the amounts a participant is entitled to receive under the qualified Pension Plan, will be the actuarial equivalent of the Pension Plan's benefit formula had the limitations of the Code not been applied. The named executive officers will receive their supplemental pension benefits upon termination of employment in the form of a lump sum payment, except that supplemental pension benefit payments under the 2005 Supplemental Benefits Plan to certain "specified employees" (including all of the named executive officers), as determined pursuant to Section 409A of the Code, will be delayed until six months after their termination of employment. The supplemental Retirement Savings Plan benefits under the plan include a credit equal to the amount of the matching contribution to the Retirement Savings Plan that cannot be made due to Code limitations. See the "Nonqualified Deferred Compensation" table below for additional information regarding the named executive officers' supplemental Retirement Savings Plan benefits. The management committee of the plans designates who may participate and also administers the plan. In the event of a change in control of El Paso or in the event of a participant's death, supplemental pension benefits become fully vested and nonforfeitable.

        Named Executive Officers Eligible for Early Retirement.    Because Mr. Yardley is age 60, he is eligible for early retirement benefits payable from the Pension Plan and the Supplemental Benefits Plan. If Mr. Yardley had terminated employment on December 31, 2011 and commenced his benefits as of January 1, 2012, the present value of his accumulated benefits would have been $1,390,000 for the Pension Plan and $1,860,000 for the Supplemental Benefits Plan (based on the same assumptions used above). Note that these amounts exceed those shown in the Pension Benefits table for Mr. Yardley because the value of the early retirement benefits is greater at his current age.

Nonqualified Defined Contribution and
Other Nonqualified Deferred Compensation Plans

        The following table sets forth information with respect to nonqualified defined contribution plans for each of the named executive officers as of December 31, 2011. We sponsor a supplemental benefits plan that provides for the crediting of matching contributions that could not be paid under the Retirement Savings Plan due to Code limitations. We do not sponsor a traditional nonqualified deferred compensation plan that provides for deferrals of base salary and bonuses for executive officers. None of the named executive officers had withdrawals or distributions of supplemental Retirement Savings Plan benefits during 2011.

Nonqualified Deferred Compensation
as of December 31, 2011

Name	Registrant Contributions in 2011 ($)(1)	Aggregate Earnings in 2011 ($)(2)	Aggregate Balance at end of 2011 ($)(3)
Douglas L. Foshee	132,694	38,354	908,666
John R. Sult	47,824	4,670	143,031
Brent J. Smolik	60,750	5,816	182,289
James C. Yardley	35,831	10,714	252,801
D. Mark Leland	35,831	11,438	267,234

(1)
The amounts in this column are reported as compensation to the named executive officers in the Summary Compensation Table in the "All Other Compensation" column as supplemental company matching contributions for the Retirement Savings Plan which were accrued under the 2005 Supplemental Benefits Plan. See footnote 5 to the Summary Compensation Table.

(2)
Of the amounts in this column, $5,819 for Mr. Foshee, $707 for Mr. Sult, $877 for Mr. Smolik, $1,625 for Mr. Yardley and $1,735 for Mr. Leland are reported as compensation in the Summary Compensation Table in the "Change in Pension Value and Nonqualified Deferred Compensation Earnings" column. See footnote 4 to the Summary Compensation Table.

(3)
Of the totals in this column, $748,995 for Mr. Foshee, $85,400 for Mr. Sult, $170,426 for Mr. Smolik, $190,087 for Mr. Yardley and $205,515 for Mr. Leland were reported as compensation in the Summary Compensation Table included in our annual report on Form 10-K or proxy statement for this year and prior years.

        The following is a description of material factors necessary to understand the information disclosed above in the Nonqualified Deferred Compensation table for each of the named executive officers. The registrant's contributions reflected in this table include supplemental company matching contributions for the Retirement Savings Plan which are accrued under our supplemental benefits plans. The supplemental Retirement Savings Plan benefits are excess benefits in the form of company matching contributions that cannot be made under the Retirement Savings Plan due to Code limitations. During 2011, these excess benefits were credited to each executive's supplemental Retirement Savings Plan account balance under the 2005 Supplemental Benefits Plan. The plan administrator determines the rate of interest, if any, periodically attributable to the balance of each supplemental Retirement Savings Plan account. For 2011, interest was credited to the balance of each executive's supplemental Retirement Savings Plan account balance on a monthly basis at a rate equal to the average of Moody's Seasoned Aaa Corporate Bond Rate and Moody's Seasoned Baa Corporate Bond Rate, as published by Moody's Investors Services, Inc. The balance of each executive's supplemental Retirement Savings Plan account will be paid upon termination of employment in a lump sum payment except that benefit payments under the 2005 Supplemental Benefits Plan to certain "specified employees" (including all of the named executive officers), as determined pursuant to Section 409A of the Code, will be delayed until six months after termination.

Potential Payments Upon Termination or Change in Control

        The following tables reflect the incremental value of compensation and benefits each named executive officer would receive in the event of an involuntary termination without cause, retirement, death, disability, termination with cause and a change in control of El Paso relative to a voluntary termination of employment by the executive. All amounts are based upon amounts payable in the event the termination event occurs as of December 31, 2011, and thus include amounts earned through such time. All amounts are estimates of the amounts which would be paid to the executive officers upon their termination. The actual amounts to be paid can only be determined at the time of such executive officer's termination.

Potential Payments upon Termination or Change in Control
Assuming Termination Event Occurs
on December 31, 2011

Payments made upon Voluntary Termination

        The following table reflects the total value of payments the named executive officers would receive in the event of a voluntary termination. In the event a named executive officer voluntarily terminates his or her employment, the executive officer is entitled to his or her vested benefits under our Pension Plan and Retirement Savings Plan (including supplemental benefits). The named executive officer will make an election to commence the qualified component of his or her pension benefit. Supplemental pension and supplemental Retirement Savings Plan benefits are paid in lump sum. Under our equity compensation plans, unvested restricted stock and stock options are forfeited in the event of a voluntary termination. Unless stock options expire by their own terms, vested stock options may be exercised for a period of three months.

Payments made upon Voluntary Termination

Name	Pension Benefits ($)(1)(2)	Supplemental Pension Benefits ($)(2)	Retirement Savings Plan Benefits ($)	Supplemental Retirement Savings Plan Benefits ($)	Continued Medical Benefits ($)(3)	Equity Awards ($)(4)	Total ($)
Douglas L. Foshee	126,915	1,106,359	242,657	775,972	—	55,552,938	57,804,841
John R. Sult	92,993	180,161	204,084	95,207	—	3,062,096	3,634,541
Brent J. Smolik	76,609	288,744	271,831	121,539	—	5,449,195	6,207,918
James C. Yardley	1,393,469	1,859,957	1,146,978	216,972	3,093	9,901,320	14,521,789
D. Mark Leland	290,813	465,041	552,802	231,403	—	8,999,781	10,539,840

Total							92,708,929

(1)
The amounts in this column reflect a lump sum payment.

(2)
The amounts in these columns may differ from the amounts in the Pension Benefits table due to several factors, including the use of different assumptions and the timing of commencement of payment.

(3)
For Mr. Yardley, a voluntary termination would be treated as a qualified retirement. Therefore, for Mr. Yardley, this column shows the value of continued medical, dental and vision benefits for a period of three months at no cost.

(4)
Unvested restricted stock, stock options and performance shares are forfeited in the event of a voluntary termination. This column shows the value of vested stock options held by the named executive officer calculated using the difference between $26.57, the closing price of our common stock on December 31, 2011, and the applicable exercise price for each stock option. Mr. Yardley is age 60 and eligible for early retirement. Therefore, for Mr. Yardley, this column also shows the value of shares of restricted stock and performance shares that could vest on a pro-rata basis in the event of retirement calculated using $26.57, the closing price of our common stock on December 31, 2011.

Incremental Payments made upon Involuntary Termination without Cause

        The following table reflects the incremental value of enhanced benefits the named executive officers would receive in the event of an involuntary termination without cause above the compensation and benefits that the executive officer would be entitled to as a result of a voluntary termination, which include a severance payment, continued medical benefits and the value of restricted stock that vests on a pro-rata basis. El Paso sponsors a Severance Pay Plan that provides benefits to the named executive officers following an involuntary termination without cause. The Severance Pay Plan is a broad-based employee plan providing severance benefits following a "qualifying termination" for all of our salaried employees and employees of certain of our subsidiaries, including the named executive officers. A "qualifying termination" is (1) a termination upon the elimination of the participant's position, or (2) a termination as a result of a reduction in force. The amount of severance pay is based on the individual's years of service and his or her compensation level. The maximum amount of severance pay is 1X the participant's annual base salary. Severance pay is paid in a lump sum as soon as administratively practicable following termination. Participants are also entitled to receive continued medical and dental coverage for a period of three months following termination. Under our equity compensation plans, restricted stock vests on a pro-rata basis and unvested stock options are forfeited in the event of an involuntary termination without cause. In addition, in the event of an involuntary termination without cause, performance shares vest on a pro-rata basis and are paid upon completion of the performance period based on the level of performance achieved as of the end of such performance period. Unless they expire by their own terms, vested stock options may be exercised for a period of one year.

Incremental Payments made upon Involuntary Termination without Cause

	El Paso Corporation Severance Pay Plan		Equity Awards
Name	Severance Payment ($)	Continued Medical Benefits ($)	Stock Options ($)(1)	Restricted Stock ($)(2)	Performance Shares ($)(3)	Total ($)
Douglas L. Foshee	1,100,004	2,925	—	5,681,038	1,334,027	8,117,994
John R. Sult	515,004	3,369	—	422,808	306,675	1,247,856
Brent J. Smolik	600,000	3,219	—	1,641,415	536,670	2,781,304
James C. Yardley	545,004	- (4)	—	—	—	545,004
D. Mark Leland	545,004	3,369	—	1,556,178	460,006	2,564,557

Total						15,256,715

(1)
Unvested stock options are forfeited in the event of an involuntary termination without cause.

(2)
For Messrs. Foshee, Sult, Smolik and Leland, this column shows the value of shares of restricted stock that vest on a pro-rata basis in the event of an involuntary termination without cause calculated using $26.57, the closing price of our common stock on December 31, 2011. The value of Mr. Yardley's shares of restricted stock that vest on a pro-rata basis are included in the voluntary termination table.

(3)
For Messrs. Foshee, Sult, Smolik and Leland, this column shows the value of performance shares that vest on a pro-rata basis in the event of an involuntary termination without cause based on target level achievement, calculated using $26.57, the closing price of our common stock on December 31, 2011. The value of Mr. Yardley's performance shares that vest on a pro-rata basis are included in the voluntary termination table.

(4)
The value of Mr. Yardley's continued medical benefits is included in the voluntary termination table.

Incremental Payments made upon Retirement

        None of the named executive officers is eligible for retirement except for Mr. Yardley. Participants in our Pension Plan are eligible for early retirement if they are at least age 55 and have ten years of service. Mr. Yardley is age 60 and eligible for early retirement under our Pension Plan. For Mr. Yardley, the value of the early retirement pension benefits he would have received in the event he retired as of December 31, 2011, is reflected in the voluntary termination table above. The commencement of pension benefits before age 65 may result in a participant's monthly qualified pension benefits being reduced to cover the cost of paying the benefits over a longer period of time. Retirement eligible employees are also entitled to receive continued medical and dental coverage for a period of three months following termination at no cost. In addition, under our equity compensation plans, restricted stock vests on a pro-rata basis and unvested stock options are forfeited in the event of retirement. In addition, in the event of a qualifying retirement, performance shares vest on a pro-rata basis and are paid upon completion of the performance period based on the level of performance achieved as of the end of such performance period. Unless stock options expire by their own terms, vested stock options may be exercised for a period of three years following retirement.

Incremental Payments made upon Death

        The following table reflects the incremental value of enhanced benefits the named executive officers would receive in the event of death above the compensation and benefits the executive officers are entitled to as a result of a voluntary termination, which include survivor benefit coverage and the value of unvested stock options, restricted stock and performance shares that become vested. In the event of a named executive officer's death, our Senior Executive Survivor Benefits Plan provides our named executive officers with survivor benefit coverage in lieu of the coverage provided generally under our group life insurance plan. The amount of benefits provided is 2.5 times the executive officer's annual salary. Under our equity compensation plan, outstanding stock options become fully vested and exercisable and the restriction periods applicable to shares of restricted stock immediately lapse in the event of death. In addition, in the event of death, performance shares vest on a pro rata basis based on target. Unless stock options expire by their own terms, the executive officer's beneficiary would have one year to exercise all vested stock options.

Incremental Payments made upon Death

		Equity Awards
	Survivor Benefit Coverage ($)
Name		Stock Options ($)(1)	Restricted Stock ($)(2)	Performance Shares ($)(3)	Total ($)
Douglas L. Foshee	2,750,000	12,533,344	13,065,771	1,334,027	29,683,142
John R. Sult	1,288,000	2,199,876	1,554,026	306,675	5,348,577
Brent J. Smolik	1,500,000	3,601,543	3,853,128	536,670	9,491,341
James C. Yardley(4)	1,363,000	3,601,543	1,903,183	—	6,867,726
D. Mark Leland	1,363,000	3,601,543	3,604,858	460,006	9,029,407

Total					60,420,193

(1)
This column shows the value of stock options that become fully vested and exercisable in the event of the death of a named executive officer calculated using $26.57, the closing price of our common stock on December 31, 2011.

(2)
This column shows the value of shares of restricted stock that become fully vested in the event of the death of a named executive officer calculated using $26.57, the closing price of our common stock on December 31, 2011.

(3)
For Messrs. Foshee, Sult, Smolik and Leland, this column shows the value of performance shares that vest on a pro-rata basis in the event of death, calculated using $26.57, the closing price of our common stock on December 31, 2011. The value of Mr. Yardley's performance shares that vest on a pro-rata basis is included in the payments made upon voluntary termination table above.

(4)
The Pension Benefits and Supplemental Pension Benefits payable to Mr. Yardley's beneficiary in the event of his death would be less than the amounts payable to him upon a Voluntary Termination. In the event of Mr. Yardley's death, his beneficiary would receive $664,227 in Pension Benefits and $809,901 in Supplemental Pension Benefits in lieu of the Pension Benefits and Supplemental Benefits amounts disclosed under the payments made upon voluntary termination table above.

Incremental Payments made upon Disability

        The following table reflects the incremental value of enhanced benefits the named executive officers would receive in the event of permanent disability above the compensation and benefits the executive officers are entitled to as a result of a voluntary termination, which include disability benefits, the value of unvested stock options that become fully vested and the value of restricted stock that vests on a pro-rata basis. The named executive officers may elect to receive the disability benefits that are generally available to all eligible employees under our subsidized health and welfare benefits plan. In the event of a named executive officer's permanent disability, disability income would be payable on a monthly basis as long as the executive officer qualifies as permanently disabled. For purposes of this table, we have assumed the executive officer is disabled for a period of one year. The restrictions on outstanding shares of restricted stock lapse on a prorated basis and all stock options become fully vested and exercisable in the event an executive officer becomes permanently disabled. In addition, in the event of disability, performance shares vest on a pro-rata basis based on target. Unless stock options expire by their own terms, vested stock options may be exercised for a period of three years following permanent disability.

Incremental Payments made upon Disability

		Equity Awards
Name	Disability Income ($)(1)	Stock Options ($)(2)	Restricted Stock ($)(3)	Performance Shares ($)(4)	Total ($)
Douglas L. Foshee	300,000	12,533,344	5,681,038	1,334,027	19,848,409
John R. Sult	257,502	2,199,876	422,808	306,675	3,186,861
Brent J. Smolik	300,000	3,601,543	1,641,415	536,670	6,079,628
James C. Yardley	272,502	3,601,543	—	—	3,874,045
D. Mark Leland	272,502	3,601,543	1,556,178	460,006	5,890,229

Total					38,879,172

(1)
In the event of a named executive officer's permanent disability, disability income would be payable on a monthly basis as long as the executive officer qualifies as permanently disabled. The amounts in this column assume disability income is paid to the executive officer for a period of one year.

(2)
This column shows the value of stock options that become fully vested and exercisable in the event of the disability of a named executive officer calculated using $26.57, the closing price of our common stock on December 31, 2011.

(3)
For Messrs. Foshee, Sult, Smolik and Leland, this column shows the value of shares of restricted stock that vest on a pro-rata basis in the event of disability calculated using $26.57, the closing price of our common stock on December 31, 2011. The value of Mr. Yardley's shares of restricted stock that vest on a pro-rata basis is included in the voluntary termination table.

(4)
For Messrs. Foshee, Sult, Smolik and Leland, this column shows the value of performance shares that vest on a pro-rata basis in the event of disability, calculated using $26.57, the closing price of our common stock on December 31, 2011. The value of Mr. Yardley's performance shares that vest on a pro-rata basis is included in the voluntary termination table.

Incremental Payments made upon Termination with Cause

        In the event a named executive officer is terminated with cause, the named executive officer would not receive any benefits above the compensation and benefits he or she is entitled to as a result of a voluntary termination. In the event a named executive officer is terminated with cause, the executive officer is entitled to his or her vested benefits under our Pension Plan and Retirement Savings Plan (including supplemental benefits). The value of these benefits is shown in the voluntary termination table above. Supplemental pension and supplemental Retirement Savings Plan benefits are paid in lump sum. Under our equity compensation plans, unvested restricted stock, performance shares and vested but unexercised stock options are forfeited in the event of a termination with cause.

Incremental Payments made upon a Change in Control of El Paso

        The following table reflects the incremental value of enhanced benefits the named executive officers would receive in the event of termination of employment following a change in control of El Paso above the compensation and benefits the executive officers are entitled to as a result of a voluntary termination, which include benefits under our 2004 Key Executive Severance Protection Plan and the value of stock options and restricted stock that become fully vested. The plan provides severance benefits following an involuntary/good reason termination of employment within two years of a change in control of El Paso for our executives and certain executives of our subsidiaries designated by our Board or the Compensation Committee, including all of the named executive officers, and supersedes benefits payable under our Severance Pay Plan (see "Incremental Payments made upon Involuntary Termination without Cause" above). The benefits of the plan include: (1) a cash severance payment in an amount equal to 3 times the annual base salary and target bonus for Mr. Foshee, and 2 times the annual base salary and target bonus for executive vice presidents and senior vice presidents, including Messrs. Sult, Smolik, Yardley and Leland; (2) a pro-rated portion of the executive's target bonus for the year in which the termination of employment occurs; (3) continuation of life and health insurance following termination for a period of 36 months for Mr. Foshee and 24 months for executive vice presidents and senior vice presidents, including Messrs. Sult, Smolik, Yardley and Leland; (4) a gross-up payment for any federal excise tax imposed on an executive in connection with any payment or distribution made by us or any of our affiliates under the plan or otherwise; provided that in the event a reduction in payments in respect of the executive of 10 percent or less would cause no excise tax to be payable in respect of that executive, then the executive would not be entitled to a gross-up payment and payments to the executive would be reduced to the extent necessary so that the payments would not be subject to the excise tax; and (5) payment of legal fees and expenses incurred by the executive to enforce any rights or benefits under the plan. Supplemental pension benefits also become fully vested and payable to the executive in the event of a termination of employment following a change in control of El Paso. Under our equity compensation plan, in the event of an involuntary/good reason termination of employment within two years of a change in control of El Paso, the restriction periods applicable to shares of restricted stock immediately lapse, performance shares vest at target, and all outstanding stock options become fully vested and exercisable.

Incremental Payments made upon a Change in Control of El Paso

	2004 Key Executive Severance Protection Plan
				Equity Awards			Gross-Up Payment for Excise Taxes ($)(4)
Name	Severance Payment ($)	Bonus Payment ($)	Continued Medical Benefits ($)	Stock Options ($)(1)	Restricted Stock ($)(2)	Performance Shares ($)(3)		Total ($)
Douglas L. Foshee	7,260,026	1,320,005	35,361	12,533,344	13,065,771	3,201,658	—	37,416,165
John R. Sult	1,648,013	309,002	27,126	2,199,876	1,554,026	736,016	991,762	7,465,821
Brent J. Smolik	2,280,000	540,000	25,926	3,601,543	3,853,128	1,288,007	—	11,588,604
James C. Yardley	1,907,514	408,753	17,865	3,601,543	1,903,183	751,338	—	8,590,196
D. Mark Leland	1,907,514	408,753	27,126	3,601,543	3,604,858	1,104,010	—	10,653,804

Total								75,714,590

(1)
This column shows the value of stock options that become fully vested and exercisable in the event of a change in control of El Paso calculated using $26.57, the closing price of our common stock on December 31, 2011.

(2)
This column shows the value of shares of restricted stock that become fully vested in the event of a change in control of El Paso calculated using $26.57, the closing price of our common stock on December 31, 2011.

(3)
This column shows the value of performance shares that vest at target in the event of a change in control of El Paso calculated using $26.57, the closing price of our common stock on December 31, 2011.

(4)
The amount in this column for Mr. Sult includes a hypothetical gross-up payment for excise taxes.

        Benefits are payable for any termination of employment of an executive who participates in the 2004 Key Executive Severance Protection Plan within two years following the date of a change in control, except where termination is by reason of death, disability, for cause or instituted by the executive other than for "good reason." Good reason means, as to any executive, the occurrence of any of the following events or conditions following a change in control: (a) a reduction in the executive's status, title, position or responsibilities; (b) a reduction in the executive's annual base salary; (c) the requirement that the executive's principal place of employment be outside a 50 mile radius of his or her principal place of employment immediately prior to the change in control; (d) the termination of any material compensation and benefits provided to the executive immediately prior to the change in control; (e) any material breaches of any provision of the plan; and (f) any termination of the executive's employment for cause which does not comply with the plan. Benefits are not payable for any termination of employment following a change in control if (i) the termination occurs in connection with the sale, divestiture or other disposition of our designated subsidiaries, (ii) the purchaser or entity subject to the transaction agrees to provide severance benefits at least equal to the benefits available under the plan, and (iii) the executive is offered, or accepts, employment with the purchaser or entity subject to the transaction. A "change in control" generally occurs if (i) any person or entity becomes the beneficial owner of more than 20 percent of our common stock, (ii) a majority of the current members of our Board of Directors or their approved successors cease to be our directors (or, in the event of a merger, the ultimate parent following the merger), or (iii) a merger, consolidation, or reorganization, our complete liquidation or dissolution, or the sale or disposition of all or substantially all of our and our subsidiaries' assets (other than a transaction in which the same stockholders before the transaction own 50 percent of the outstanding common stock after the transaction is complete). The 2004 Key Executive Severance Protection Plan generally may be amended or terminated at any time prior to a change in control, provided that any amendment or termination that would adversely affect the benefits or protections of any executive under the plan would be null and void as it relates to that executive if a change in control occurs within one year of the amendment or termination. In addition, any amendment or termination of the plan in connection with, or in anticipation of, a change in control which actually occurs would be null and void. From and after a change in control, the plan may not be amended in any manner that would adversely affect the benefits or protections provided to any executive under the plan.

Compensation Policies and Practices as they Relate to Risk Management

        During 2011, the Compensation Committee requested that our Internal Audit function conduct a risk assessment of any changes to our company's incentive compensation program since the last risk assessment performed by Deloitte in 2010. The focus of the updated risk assessment was on the introduction in 2011 of performance shares into our equity program, which shares were designed to vest solely on the basis of El Paso's multi-year relative TSR results. In its review, our Internal Audit function concluded that the incorporation of performance shares into our long-term equity program further reduces the low risk level previously assessed by Deloitte in 2010, by more closely aligning executive awards with stockholder value over the long term. Based on the analysis performed, the Compensation Committee concluded that our incentive compensation programs do not encourage management to take unnecessary or excessive risks.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee has neither interlocks nor insider participation.

DIRECTOR COMPENSATION

        Our non-employee directors are compensated for their services on the Board under the 2005 Compensation Plan for Non-Employee Directors, which is designed to attract and retain highly qualified individuals to serve as members of our Board. All members of the Board are reimbursed for their reasonable expenses for attending Board functions. As an employee director, Mr. Foshee does not receive any additional compensation for serving on the Board of Directors.

        Pursuant to our 2005 Compensation Plan for Non-Employee Directors, non-employee directors receive an annual retainer of $80,000, $20,000 of which is required to be paid in deferred shares of our common stock and the remaining $60,000 of which is paid at the election of the director in any combination of cash, deferred cash or deferred shares of common stock. For any compensation received in deferred shares rather than cash, he or she is credited with deferred shares with a value representing a 25 percent premium to the cash retainer he or she would otherwise have received. For example, an individual director could receive $60,000 in cash and $25,000 ($20,000 plus a $5,000 premium) in mandatory deferred common stock assuming he or she elects not to take additional deferred common stock or could receive $100,000 in deferred common stock assuming he or she elects to take the entire retainer in deferred common stock.

        Each non-employee director who chairs a Committee of the Board of Directors receives an additional retainer of $15,000 per year, except for the Chairman of the Audit Committee who receives an additional retainer of $20,000 per year, which may be paid in the same manner as the annual retainer (with a total up to $18,750, or $25,000 in the case of the Audit Committee Chairman, if he or she elects to take the entire retainer in deferred common stock). Each member of the Audit Committee, other than the Audit Committee Chairman, receives an additional amount of $5,000 per year to compensate him or her for the additional meetings required by the Audit Committee, which amount may be paid in the same manner as the annual retainer (with a total of up to $6,250 if he or she elects to take the entire amount in deferred common stock).

        Each non-employee director also receives an annual long-term equity credit in the form of deferred shares of our common stock (without any premium) equal to the amount of the annual retainer (currently $80,000). Directors are not entitled to receive their deferred amounts until they cease to be a director of El Paso.

        The Compensation Committee, in consultation with its independent compensation consultant, periodically reviews non-employee director compensation and recommends changes (if appropriate) to the full Board of Directors based upon competitive market practices. No changes were made to our non-employee director compensation program during 2011.

Lead Director

        Mr. Talbert receives the same compensation as other non-employee directors for his service on the Board, plus an additional retainer of $30,000 per year, which may be paid in the same manner as the annual retainer, to compensate him for the additional time spent on Board matters as Lead Director.

Director Charitable Award Plan — Terminated

        The Director Charitable Award Plan was adopted in January 1992 to provide for each eligible director to designate up to four charitable organizations to receive a maximum of $1,000,000 in the aggregate upon the death of each director participant. A director was eligible to participate after two consecutive years of service on the Board of Directors. The Director Charitable Award Plan was terminated on December 4, 2003, with respect to any new participants, including current directors that had not served on the Board for at least two years as of the date the plan was terminated. Messrs. Braniff and Hall (and thirteen former directors) participate in this plan. The reserve for the Director Charitable Award Plan is combined with the total reserves maintained by our insurance captive and has historically been funded with a combination of investment income and annual premium payments. Directors derive no financial benefit from this program since all charitable deductions accrue solely to El Paso. No premium payments were made to the plan in 2011, and we do not expect that any premium payments will need to be made in future years.

Educational Matching Gift Program

        Non-employee directors may participate in our Educational Matching Gift Program, which is a broad-based charitable program available to all full-time employees, as well as Board members. Under the program, we match contributions to eligible colleges, universities and primary and secondary schools up to an annual maximum of $5,000 per employee or director.

Director Compensation Table

        The following table sets forth (1) the aggregate dollar amount of all fees paid in cash or deferred cash to each of our non-employee directors during 2011 for their services on the Board, (2) the aggregate dollar amount of deferred shares of common stock received by each non-employee director as part of his or her annual retainer and/or long-term equity credit, and (3) the value of total compensation that each of our non-employee directors earned during 2011. Our non-employee directors do not receive stock options or pension benefits.

Director Compensation
for the Year Ended December 31, 2011(1)

		Stock Awards ($)(3)
	Fees Earned or Paid in Cash ($)(2)
					Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)
		Deferred Shares of Common Stock for Retainer/ Committee Chair Fees	Deferred Shares of Common Stock for Long- Term Equity Credit
Name	Annual Board/ Committee Chair Cash Retainer			Option Awards ($)(4)		All Other Compensation ($)(5)	Total ($)
Juan Carlos Braniff	61,250	25,000	80,000	—	—	—	166,250
David W. Crane	60,000	40,000	80,000	—	—	—	180,000
Robert W. Goldman	68,750	33,594	80,000	—	—	—	182,344
Anthony W. Hall, Jr.	63,750	25,000	80,000	—	—	—	168,750
Thomas R. Hix	80,000	25,000	80,000	—	—	—	185,000
Ferrell P. McClean	71,250	42,813	80,000	—	—	5,000	199,063
Timothy J. Probert	60,000	37,000	80,000	—	—	—	177,000
Steven J. Shapiro	80,000	45,000	80,000	—	—	—	205,000
J. Michael Talbert	105,000	25,000	80,000	—	—	—	210,000
Robert F. Vagt	71,250	25,000	80,000	—	—	—	176,250
John L. Whitmire	63,750	37,500	80,000	—	—	—	181,250

(1)
Employee directors do not receive any additional compensation for serving on the Board of Directors; therefore, Mr. Foshee's compensation is reflected in the Summary Compensation Table. Amounts paid as reimbursable business expenses to each director for attending Board functions are not reflected in this table. We do not consider the directors' reimbursable business expenses for attending board functions and other business expenses required to perform board duties to have a personal benefit. Accordingly, they are not considered a perquisite.

(2)
This column includes the value of a director's annual retainer, including the additional retainer for the Lead Director, directors who chair a Committee of the Board of Directors and audit committee members, that the director has elected to receive in cash, deferred cash or deferred shares of common stock. The amount reflected in this column for Messrs. Crane, Goldman, Ms. McClean, and Messrs. Probert, Shapiro, and Whitmire for 2011 includes, $60,000, $34,375, $71,250, $48,000, $80,000 and $45,000, respectively, that the director elected to receive in deferred stock.

(3)
Directors are not entitled to receive their deferred amounts until they cease to be a director of El Paso. The aggregate number of stock awards outstanding as of December 31, 2011 is 136,529 deferred shares for Mr. Braniff; 26,729 deferred shares for Mr. Crane; 127,512 deferred shares for Mr. Goldman; 99,761 deferred shares for Mr. Hall; 105,167 deferred shares for Mr. Hix; 85,767 deferred shares for Ms. McClean; 25,070 deferred shares for Mr. Probert; 82,884 deferred shares for Mr. Shapiro; 82,136 deferred shares for Mr. Talbert; 57,401 deferred shares for Mr. Vagt; and 151,024 deferred shares for Mr. Whitmire. Directors receive dividends on the deferred shares at the same rate as all stockholders. Any such dividends are reinvested in deferred shares of common stock.

(4)
We terminated our 2001 Stock Option Plan for Non-Employee Directors in December 2003 and no longer award stock options to our non-employee directors. Certain of the directors in the table have vested stock options that were granted under the 2001 Stock Option Plan for Non-Employee Directors or prior plans. The aggregate number of vested stock options outstanding under all plans as of December 31, 2011 is 6,000 stock options for Mr. Braniff, 8,000 stock options for Mr. Goldman, 6,000 stock options for Mr. Hall, 8,000 stock options for Mr. Talbert, and 8,000 stock options for Mr. Whitmire.

(5)
The amount in this column for Ms. McClean represents the amount of charitable matching contributions made pursuant to our Educational Matching Gift Program.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION TABLE

        The following table provides information concerning our equity compensation plans as of December 31, 2011. All shares remaining available for future issuance under our plans have been approved by our stockholders. The table includes (a) the number of securities to be issued upon exercise of options, warrants and rights outstanding under our equity compensation plans, (b) the weighted-average exercise price of all outstanding options, warrants and rights, and (c) additional shares available for future grants under all of our equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	21,277,870	11.78	17,257,249	(1)
Equity compensation plans not approved by stockholders	1,341,207	12.53	—	(2)

Total	22,619,077		17,257,249

(1)
This includes 1,971,312 shares available for future issuance under our Employee Stock Purchase Plan. It also includes 1,525,423 shares available for future issuance under our 2005 Compensation Plan for Non-Employee Directors.

(2)
In 2005, our stockholders approved the adoption of our 2005 Omnibus Incentive Compensation Plan, which replaced all existing stockholder approved and non-stockholder approved plans. All shares remaining available for future issuance under the terminated plans were canceled, although certain stock options remain outstanding under them. Consequently, all shares remaining available for future issuance under our plans have been approved by our stockholders.

Non-stockholder Approved Plans—Terminated Plans

        Strategic Stock Plan and Omnibus Plan for Management Employees—Terminated Plans.    These equity compensation plans were not approved by our stockholders and in each case have been terminated. The Strategic Stock Plan provided for the grant of stock options, stock appreciation rights, limited stock appreciation rights and shares of restricted stock to non-employee members of our Board of Directors, our officers and key employees and officers and key employees of our subsidiaries primarily in connection with strategic acquisitions. The Omnibus Plan for Management Employees provided for the grant of stock options, stock appreciation rights, limited stock appreciation rights and shares of restricted stock to our salaried employees (other than employees covered by a collective bargaining agreement) and salaried employees of our subsidiaries. These plans have been replaced by our 2005 Omnibus Incentive Compensation Plan. Although these plans have been terminated with respect to new grants, certain stock options remain outstanding under their terms. In the event of a change in control, outstanding stock options granted under the Strategic Stock Plan and Omnibus Plan for Management Employees become fully exercisable and restrictions placed on restricted stock lapse.

SECURITY OWNERSHIP OF A CERTAIN BENEFICIAL OWNER AND MANAGEMENT

        The following table sets forth information as of April 13, 2012 regarding beneficial ownership of our common stock by each director, our CEO, our CFO and our other named executive officers in the last fiscal year, our directors and executive officers as a group and each person or entity known by us to own beneficially more than 5 percent of our outstanding shares of common stock. No family relationship exists between any of our directors or executive officers.

Title of Class	Name of Beneficial Owner	Beneficial Ownership (Excluding Options)(1)		Stock Options(2)	Total	Percent of Class(3)
Common Stock	Carl C. Icahn(4)	72,278,743		—	72,278,743	9.34%
	c/o Icahn Associates Corp.,
	767 Fifth Avenue, 47th Floor,
	New York, NY 10153
Common Stock	BlackRock, Inc.(5) 40 East 52nd Street New York, NY 10022	40,151,646		—	40,151,646	5.19%
Common Stock	Juan Carlos Braniff	137,509	(6)	6,000	143,509	*
Common Stock	David W. Crane	28,261		—	28,261	*
Common Stock	Robert W. Goldman	128,826		8,000	136,826	*
Common Stock	Anthony W. Hall, Jr.	110,800		6,000	116,800	*
Common Stock	Thomas R. Hix	106,124		—	106,124	*
Common Stock	Ferrell P. McClean	96,474	(7)	—	96,474	*
Common Stock	Timothy J. Probert	26,475		—	26,475	*
Common Stock	Steven J. Shapiro	94,667		—	94,667	*
Common Stock	J. Michael Talbert	88,077		8,000	96,077	*
Common Stock	Robert F. Vagt	61,324		—	61,324	*
Common Stock	John L. Whitmire	152,645		8,000	160,645	*
Common Stock	Douglas L. Foshee	1,316,506		3,850,787	5,167,293	*
Common Stock	John R. Sult	151,476		294,279	445,755	*
Common Stock	Brent J. Smolik	308,061		522,734	830,795	*
Common Stock	James C. Yardley	326,862		662,423	989,285	*
Common Stock	D. Mark Leland	361,230		744,802	1,106,032	*
Common Stock	Directors and executive officers as a group (20 persons total), including those individuals listed above	4,235,829		7,616,293	11,852,122	1.532%

*
Less than one percent

(1)
The directors and executive officers named in the table have sole voting and investment power with respect to shares of our common stock beneficially owned, except that Mr. Talbert shares with one or more other individuals voting and investment power with respect to 5,000 shares of common stock. This column also includes shares of common stock held in the El Paso Corporation Benefits Protection Trust (as of April 13, 2012) as a result of deferral elections made by our non-employee directors in accordance with our 2005 Compensation Plan for Non-Employee Directors. These individuals share voting power with the trustee under that plan and receive dividend equivalents on such shares, but do not have the power to dispose of such shares until such shares are distributed. In addition, some shares of common stock reflected in this column for our executive officers are subject to restrictions. None of the shares of common stock reflected in this column have been pledged as security.

(2)
The directors and executive officers have the right to acquire the shares of common stock reflected in this column within 60 days of April 13, 2012, through the exercise of stock options. Stock options granted under our plans are not subject to execution, attachment or similar process and cannot be transferred, assigned, pledged or hypothecated in any manner other than by will or by the applicable laws of descent and distribution.

(3)
Based on 773,687,685 shares outstanding as of April 13, 2012.

(4)
According to a Schedule 13G/A filed on February 14, 2012, as of December 31, 2011, Carl C. Icahn and certain of his affiliates were deemed to beneficially own 72,278,743 shares of common stock.

(5)
According to a Schedule 13G/A filed on February 13, 2012, as of December 31, 2011, BlackRock, Inc. was deemed to beneficially own 40,151,646 shares of common stock.

(6)
Mr. Braniff's beneficial ownership excludes 3,500 shares owned by his wife. Mr. Braniff disclaims any beneficial ownership in those shares.

(7)
Ms. McClean's beneficial ownership includes 1,500 shares held by her husband's IRA and 7,475 shares held in a revocable trust.

        The following table sets forth, as of April 13, 2012, the number of common units of our master limited partnership, El Paso Pipeline Partners, L.P., owned by each of our executive officers and directors and all of our executive officers and directors as a group.

Title of Class	Name of Beneficial Owner	Common Units Beneficially Owned		Percentage of Common Units Beneficially Owned(1)
Common Units	Juan Carlos Braniff	—		*
Common Units	David W. Crane	—		*
Common Units	Robert W. Goldman	5,534	(2)	*
Common Units	Anthony W. Hall, Jr.	—		*
Common Units	Thomas R. Hix	10,000		*
Common Units	Ferrell P. McClean	9,000	(3)	*
Common Units	Timothy J. Probert	—		*
Common Units	Steven J. Shapiro	6,000		*
Common Units	J. Michael Talbert	—		*
Common Units	Robert F. Vagt	—		*
Common Units	John L. Whitmire	25,000		*
Common Units	Douglas L. Foshee	25,000		*
Common Units	John R. Sult	10,000		*
Common Units	Brent J. Smolik	12,500		*
Common Units	James C. Yardley	10,000		*
Common Units	D. Mark Leland	13,200		*
Common Units	Directors and executive officers as a group (20 persons total), including those individuals listed above	139,167		*

*
Less than one percent

(1)
Based on 205,698,750 common units outstanding as of April 13, 2012.

(2)
Mr. Goldman's beneficial ownership excludes 100 units owned by his son. Mr. Goldman disclaims any beneficial ownership in those units.

(3)
Ms. McClean's beneficial ownership includes 1,000 units held by her husband.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Person Transactions

        Our Board has adopted a written related person transactions policy. The policy defines a related person transaction as one in which El Paso is a participant, the amount involved equals or exceeds $120,000, and a related person has a direct or indirect material interest. The policy defines a related person as any executive officer, director or director nominee, person known to be the beneficial owner of 5 percent or more of El Paso's voting securities, immediate family member of any of the foregoing persons, or firm or corporation in which any of the foregoing persons is employed as an officer, a partner or greater than 10 percent owner.

        The policy includes procedures to review and approve, as necessary, any related person transactions prior to the transaction being entered into, or ratify any related person transactions that have not been previously approved. Other than certain pre-approved transactions specifically set forth in the policy, any related person transaction involving executive officers or their immediate family members other than the CEO or the general counsel are referred to the CEO and general counsel for approval. If the CEO and the general counsel cannot agree on the approval or non-approval of the related person transaction, the transaction will be referred to the Governance & Nominating Committee for approval. Any related person transaction involving the general counsel and his or her immediate family members will be referred to the CEO for approval. Any related person transaction involving 5 percent stockholders, directors, director nominees or the CEO and their immediate family members will be referred to the Governance & Nominating Committee for approval. All determinations made by the CEO and the general counsel are reported to the Governance & Nominating Committee at its next regularly scheduled meeting.

        In determining whether to approve a related person transaction, the CEO, general counsel or Governance & Nominating Committee will consider whether:

  •
  the terms of the transaction are fair to El Paso and would be on the same basis if the transaction did not involve a related person;

  •
  there are business reasons to enter into the transaction;

  •
  the transaction would impair the independence of an outside director;

  •
  the transaction would present an improper conflict of interest for any director or executive officer; and

  •
  the transaction is material.

        The policy for approval of related person transactions can be found on our website at www.elpaso.com.

        During 2011, our exploration and production and pipeline business units made payments to certain subsidiaries of Halliburton Company in the amount of $267,763,241. Our director Timothy J. Probert currently serves as President, Strategy and Corporate Development of Halliburton. The majority of these payments (more than 95 percent of the total spend) were made by our exploration and production business unit on a competitive bid basis and related to services and supplies that were provided by Halliburton in relation to our drilling operations.

Director Independence

        Our Corporate Governance Guidelines require that a majority of our Board of Directors meet the "independence" requirements of the NYSE listing requirements and at least 75 percent of our Board of Directors must not be from current management. The Board of Directors observes and complies with all criteria for independence established by the NYSE listing requirements and other governing laws and regulations. The Board of Directors makes its determination of the independence of its members based on categorical standards it has adopted to assist in its assessment of the independence of each director. The categorical standards adopted by the Board of Directors are consistent with the NYSE listing requirements and provide that a director, in order to be considered independent, must not have a direct or indirect material relationship with us or our management other than as a director. The standards of independence adopted by the Board are contained in our Corporate Governance Guidelines, which may be found on our website at www.elpaso.com.

        The Board has affirmatively determined that each of our directors, with the exception of our Chairman, President and CEO, Douglas L. Foshee, meets the standards of independence adopted by the Board and is "independent." In reaching this determination, the Board reviewed each director's commercial and charitable relationships as well as any potential related party transactions and determined that none of these relationships or transactions affect the independence of the individual directors. Thus, 11 of the 12 El Paso Board members are independent. Further, our Audit, Compensation, Governance & Nominating, Finance and Health, Safety & Environmental Committees are composed entirely of independent directors.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Ernst & Young LLP audited our and certain of our subsidiaries' financial statements for fiscal years 2011 and 2010. Included in the table below are the aggregate fees for professional services rendered to us by Ernst & Young LLP for the years ended December 31, 2011 and 2010.

Principal Accountant Fees and Services

        Aggregate fees for professional services rendered to us by Ernst & Young LLP for the years ended December 31, 2011 and 2010 were (in thousands):

	December 31, 2011 ($)	December 31, 2010 ($)
Audit	10,030	9,482
Audit Related	845	756
Tax	241	208

Total	11,116	10,446

        Audit Fees for the years ended December 31, 2011 and 2010 were primarily for professional services rendered for the audits of consolidated financial statements and the audits of internal controls over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for us and certain subsidiaries; the review of documents filed with the SEC; consents; the issuance of comfort letters; and certain financial accounting and reporting consultations.

        Audit Related fees for the years ended December 31, 2011 and 2010 were primarily for professional services rendered for the audits of our employee benefit plans, subsidiary audits not included in Audit fees above, and other advisory and attest services.

        Tax Fees for the years ended December 31, 2011 and 2010 were for professional services related to tax compliance and tax planning.

        Our Audit Committee has adopted a pre-approval policy for audit and non-audit services. The Audit Committee has considered whether the provision of non-audit services by Ernst &Young LLP is compatible with maintaining auditor independence and has determined that auditor independence has not been compromised.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Documents filed as part of this report.

1.
Financial statements.

    The following documents were previously filed as part of the Form 10-K:

      Reports of Independent Registered Public Accounting Firm
      Consolidated Statements of Income
      Consolidated Statements of Comprehensive Income
      Consolidated Balance Sheets
      Consolidated Statements of Cash Flows
      Consolidated Statements of Equity
      Notes to Consolidated Financial Statements

2.
Financial statement schedules and supplementary information required to be submitted.

    The following documents were previously filed as part of the Form 10-K:

          Schedule II—Valuation and Qualifying Accounts

3.
and (b) Exhibits.

        The Exhibit Index, which index follows the signature page to this report and is hereby incorporated herein by reference, sets forth a list of those exhibits filed herewith, and includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits by Item 601(b)(10)(iii) of Regulation S-K.

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

(c)
Financial Statements of 50-Percent-Or-Less-Owned Investees:

    The following documents were previously filed as part of the Form 10-K:

      Citrus Corp. and Subsidiaries
      Reports of Independent Registered Public Accounting Firm
      Consolidated Balance Sheets
      Consolidated Statements of Income
      Consolidated Statements of Stockholders' Equity
      Consolidated Statements of Cash Flows
      Notes to Consolidated Financial Statements

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, El Paso Corporation has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April 2012.

EL PASO CORPORATION
By:	/s/ DOUGLAS L. FOSHEE Douglas L. Foshee President and Chief Executive Officer

EXHIBIT INDEX
December 31, 2011

        Each exhibit identified below is filed as part of this report. Exhibits filed with this Report are designated by "*". All exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement.

Exhibit Number	Description

2.A	Agreement and Plan of Merger, dated as of October 16, 2011, by and among El Paso Corporation, Sirius Holdings Merger Corporation, Sirius Merger Corporation, Kinder Morgan, Inc., Sherpa Merger Sub, Inc. and Sherpa Acquisition, LLC (Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 18, 2011).
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
4.C
Tenth Supplemental Indenture dated as of December 28, 2005 between El Paso Corporation and HSBC Bank USA, National Association, as trustee, to Indenture dated as of May 10, 1999 (Exhibit 4.C to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012).
4.D
Eleventh Supplemental Indenture dated as of August 31, 2006, between El Paso Corporation and HSBC Bank USA, National Association, as trustee, to Indenture dated as of May 10, 1999 (Exhibit 4.D to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012).
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

Exhibit Number	Description

4.G	Fourteenth Supplemental Indenture dated as of December 12, 2008 between El Paso Corporation and HSBC Bank USA, National Association, as trustee, to Indenture dated as of May 10, 1999 (Exhibit 4.H to our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009).
4.H
Fifteenth Supplemental Indenture dated as of February 9, 2009 between El Paso Corporation and HSBC Bank USA, National Association, as trustee, to Indenture dated as of May 10, 1999 (Exhibit 4.I to our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009).
4.I
Sixteenth Supplemental Indenture dated as of September 24, 2010 between El Paso Corporation and HSBC Bank USA, National Association, as trustee, to Indenture dated as of May 10, 1999 (Exhibit 4.A to our Current Report on Form 8-K filed with the SEC on September 24, 2010).
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
+10.B.3
Amendment No. 3 effective as of October 26, 2006 to the Stock Option Plan for Non-Employee Directors (Exhibit 10.B.3 to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012).
+10.C
2001 Stock Option Plan for Non-Employee Directors effective as of January 29, 2001 (Exhibit 10.C to our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009); Amendment No. 1 effective as of February 7, 2001 to the 2001 Stock Option Plan for Non-Employee Directors (Exhibit 10.C.1 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008); Amendment No. 2 effective as of December 4, 2003 to the 2001 Stock Option Plan for Non-Employee Directors (Exhibit 10.C.2 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008).

Exhibit Number	Description

+10.C.1	Amendment No. 3 effective as of October 26, 2006 to the 2001 Stock Option Plan for Non-Employee Directors (Exhibit 10.C.1 to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012).
+10.D
2001 Omnibus Incentive Compensation Plan effective as of January 29, 2001 (Exhibit 10.F. to our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008); Amendment No. 1 effective as of February 7, 2001 to the 2001 Omnibus Incentive Compensation Plan (Exhibit 10.F.1 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008); Amendment No. 2 effective as of April 1, 2001 to the 2001 Omnibus Incentive Compensation Plan (Exhibit 10.F.2 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008); Amendment No. 3 effective as of July 17, 2002 to the 2001 Omnibus Incentive Compensation Plan (Exhibit 10.F.3 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008); Amendment No. 4 effective as of May 1, 2003 to the 2001 Omnibus Incentive Compensation Plan (Exhibit 10.F.4 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009); Amendment No. 5 effective as of March 8, 2004 to the 2001 Omnibus Incentive Compensation Plan (Exhibit 10.F.5 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009).
+10.D.1
Amendment No. 6 effective as of October 26, 2006 to the 2001 Omnibus Incentive Compensation Plan (Exhibit 10.D.1 to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012).
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
+10.E.2
Amendment No. 2 effective as of June 1, 2004 to the Supplemental Benefits Plan (Exhibit 10.F.2 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 1, 2010).
+10.E.3
Amendment No. 3 effective December 15, 2004 to the Supplemental Benefits Plan (Exhibit 10.F.3 to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 1, 2010).
+10.E.4
Amendment No. 4 to the Supplemental Benefits Plan effective as of December 31, 2004 (Exhibit 10.E.4 to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012).
+10.E.5
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
+10.G
Key Executive Severance Protection Plan Amended and Restated effective as of August 1, 1998 (Exhibit 10.H to our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 1, 2010); Amendment No. 1 effective as of February 7, 2001 to the Key Executive Severance Protection Plan (Exhibit 10.I.1 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008); Amendment No. 2 effective as of November 7, 2002 to the Key Executive Severance Protection Plan (Exhibit 10.I.2 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008); Amendment No. 3 effective as of December 6, 2002 to the Key Executive Severance Protection Plan (Exhibit 10.I.3 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008); Amendment No. 4 effective as of September 2, 2003 to the Key Executive Severance Protection Plan (Exhibit 10.I.4 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009); Amendment No. 5 effective as of January 1, 2007 to the Key Executive Severance Protection Plan Amended and Restated effective as of August 1, 1998 (Exhibit 10.I.5 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008).
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

Exhibit Number	Description

+10.J	Strategic Stock Plan Amended and Restated effective as of December 3, 1999 (Exhibit 10.L to our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008); Amendment No. 1 effective as of February 7, 2001 to the Strategic Stock Plan (Exhibit 10.L.1 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008); Amendment No. 2 effective as of November 7, 2002 to the Strategic Stock Plan (Exhibit 10.L.2 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008); Amendment No. 3 effective as of December 6, 2002 to the Strategic Stock Plan (Exhibit 10.L.3 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008); Amendment No. 4 effective as of January 29, 2003 to the Strategic Stock Plan (Exhibit 10.L.4 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008).
+10.J.1
Amendment No. 5 effective as of October 26, 2006 to the Strategic Stock Plan (Exhibit 10.J.1 to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012).
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
+10.K.1
Amendment No. 5 effective as of October 26, 2006 to the Omnibus Plan for Management Employees (Exhibit 10.K.1 to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012).
+10.L
Form of Indemnification Agreement of each member of the Board of Directors effective November 7, 2002 or the effective date such director was elected to the Board of Directors, whichever is later (Exhibit 10.T to our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009).
+10.M
Form of Indemnification Agreement executed by El Paso for the benefit of each officer and effective the date listed in Schedule A thereto (Exhibit 10.M to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012).
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

Exhibit Number	Description

+10.O.1	Amendment No. 1 to the El Paso Corporation 2005 Compensation Plan for Non-Employee Directors effective as of October 26, 2006 (Exhibit 10.O.1 to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012).
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
+10.Q
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
+10.R
2005 Supplemental Benefits Plan effective as of January 1, 2005 (Exhibit 10.S to our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 28, 2011); Amendment No. 1 effective as of January 1, 2007 to the 2005 Supplemental Benefits Plan effective as of January 1, 2005 (Exhibit 10.BB.1 to our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008); Amendment No. 2 effective as of January 1, 2008 to the 2005 Supplemental Benefits Plan effective as of January 1, 2005 (Exhibit 10.BB.1 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009).
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

Exhibit Number	Description

10.V	Credit Agreement dated as of May 3, 2010 among Ruby Pipeline, L.L.C, as the Borrower, Société Générale, as the Administrative Agent, Deutsche Bank Trust Company Americas, as the Common Security Trustee, Construction/Term Loan Lenders, DSRA Issuing Banks, and Revolving Loan Lender/Issuing Bank (Exhibit 10.A to our Current Report on Form 8-K filed with the SEC on May 11, 2010).
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
+10.Z	El Paso Corporation—EP Energy Employee Retention Plan (Exhibit 10.A to our Current Report on Form 8-K filed with the SEC on January 24, 2012).
+10.AA	Form of Tier II-A Participant Award Letter adopted under El Paso Corporation—EP Energy Employee Retention Plan (Exhibit 10.B to our Current Report on Form 8-K filed with the SEC on January 24, 2012).
12	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Exhibit 12 to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012).
21	Subsidiaries of El Paso Corporation (Exhibit 21 to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012).
23.A
Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP (Exhibit 23.A to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012).
23.B
Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers, LLP (Four Star Oil & Gas Company and Citrus Corp. and Subsidiaries) (Exhibit 23.B to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012).
23.D	Consent of Ryder Scott Company, L.P. (Exhibit 23.D to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012).

Exhibit Number	Description

*31.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.A
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.A to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012).
32.B
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.B to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012).
99.A
Ryder Scott Company, L.P. reserve report for El Paso Exploration & Production Company and Four Star Oil & Gas Company as of December 31, 2010 (Exhibit 99.A to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 27, 2012).